Form 10-Q
period 1995-09-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1995-11-08
CIK 104401

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

 For Quarter Ended September 30, 1995

 Commission File Number 2-31080


               NATIONAL INDUSTRIAL SECURITY CORPORATION
        ------------------------------------------------------
        (Exact Name of Registrant As Specified In Its Charter)


         DELAWARE                                860214815
    ----------------                        -------------------
    (State or other                         (I.R.S. Employer
    jurisdiction of                         Identification No.)
    incorporation
    or organization)


            2025 South Brentwood, St. Louis, Missouri  63144
           --------------------------------------------------
           (Address of Principal Executive Offices, Zip Code)

                             (314) 962-1414
           --------------------------------------------------
                           (Telephone Number)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             YES     X                         NO
                 ---------                         ----------

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                    6,983,000 shares of Common Stock
                    were issued and outstanding as of
                         September 30, 1995

                                 PART I

                          FINANCIAL INFORMATION
                          ---------------------
                      Item 1 - Financial Statements


                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                                 ASSETS
                                 ------
                                            9/30/95         12/31/94
                                            -------         --------
 CURRENT ASSETS
   Cash                                    $ 29,433          $ 20,390
   Accounts Receivable: (Note B & E)
      Trade                                100,843           128,931
      Other                                     577               227
   Prepaid Expenses                           7,705            14,866
                                            -------           -------
   TOTAL CURRENT ASSETS                     138,558           164,414

 PROPERTY & EQUIPMENT, at cost (Note D)
   Furniture and Equipment                  127,288           127,288
   Leasehold Improvements                     8,880             8,880
                                            -------           -------
                                            136,168           136,168
   Less Accumulated Depreciation
     and Amortization                      (121,238)         (110,365)
                                            -------           -------
      Property, plant and equipment - Net    14,930            25,803

 DEFERRED CHARGES, Net of accumulated
   amortization                              12,369            13,497

 DUE FROM OFFICER                            14,394            20,710
                                            -------           -------

 TOTAL ASSETS                              $180,251          $224,424
                                            =======           =======


    The accompanying notes to financial statements are an integral part of these statements.

                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                LIABILITIES & STOCKHOLDERS EQUITY
                ---------------------------------
                                                  9/30/95          12/31/94
                                                  -------          --------
 CURRENT LIABILITIES
   Line-of-credit with bank (Note B)            $                  $ 37,741
   Note payable to officer (Note B)               100,000            60,000
   Accounts payable and accrued expenses           12,150            11,097
   Accrued salaries and related taxes              62,531            71,478
   Accrued legal fees                              46,334            65,935
   Current portion of capital lease
     obligation (Note D)                            3,349            10,736
   Deferred revenue                                 2,334             1,796
                                                ---------         ---------
      TOTAL CURRENT LIABILITIES                   226,698           258,783





 Capital Lease Obligation (Note D)                                      569

 STOCKHOLDERS' EQUITY (Deficiency in Assets)
   Common Stock - authorized
     12,000,000 shares; par value
     $.1667  per share; issued
     and outstanding 6,983,000
     shares                                     1,163,830         1,163,830
   Additional Paid in Capital                      38,785            38,785

   Deficit                                     (1,249,062)       (1,237,543)
                                                ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY                  (46,447)          (34,928)
      (Deficiency in Assets)

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $180,251          $224,424
   (Deficiency in Assets)                        ========          ========

 The accompanying notes to financial statements are an integral part of these statements.


                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30
                              (UNAUDITED)

                                        1995              1994
                                        ----              ----
SERVICE REVENUES (Note E)             $337,651          $382,234

COST AND EXPENSES:
  Labor                                247,655           279,196
  General and Administrative            85,610            85,178
                                       -------           -------

                                       333,265           364,374
                                       -------           -------

PROFIT FROM OPERATIONS                   4,386            17,860

OTHER INCOME (EXPENSE):
  Interest expense                      (4,462)           (2,038)
  Investment income                         48               207
  Miscellaneous                         (1,092)              699
                                       -------           -------


NET (LOSS) PROFIT                     $( 1,120)         $ 16,723
                                       =======           =======
NET (LOSS) PROFIT PER COMMON SHARE    $(   .00)         $    .00
                                       =======           =======



 The accompanying notes to financial statements are an integral part of these statements.


                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                         1995              1994
                                         ----              ----
 SERVICE REVENUES (Note E)           $1,041,513        $1,102,666

 COST AND EXPENSES:
   Labor                                793,042           814,000
   General and administrative           247,013           295,035
                                      ---------         ---------

                                      1,040,055         1,109,035
                                      ---------         ---------

 PROFIT (LOSS) FROM OPERATIONS            1,458           ( 6,369)

 OTHER INCOME (EXPENSE):
   Interest expense                     (11,187)          ( 9,271)
   Investment income                        159               368
   Miscellaneous                         (1,948)              694
                                      ---------         ---------


 NET LOSS                            $ ( 11,518)        $ (14,578)
                                      =========         =========
 NET LOSS PER COMMON SHARE                $(.00)            $(.00)
                                      =========         =========


 The accompanying notes to financial statements are an integral part of these statements.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                               AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30
                                (UNAUDITED)
                                                      1995       1994
                                                      ----       ----
 CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
   Cash flows from operating activities:
     Net (LOSS)                                    $(11,518)  $(14,578)
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation                                  10,873     10,873
       Amortization                                   1,128      1,360
       Changes in assets and liabilities:
       Accounts receivable                           27,738    ( 2,664)
       Prepaid expenses                               7,161     14,888
       Due from officer                               6,316    ( 1,187)
       Accounts payable and accrued expenses          1,053    (17,685)
       Accrued salaries and related taxes           ( 8,947)   (27,872)
       Accrued legal fees                           (19,601)
       Deferred revenue                                 538        675
                                                    -------    -------

       Net cash provided by (used in)
        operating activities                         14,203    (36,190)
                                                    -------    -------


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line-of-credit with bank      238,000     10,033
     Payments under line-of-credit with bank       (275,742)
     Borrowings on note payable to officer           40,000
     Payments under note payable to officer
     Payments of capital lease obligations           (7,418)  (  7,238)
                                                    -------    -------

       Net cash provided by financing activities     (5,160)     2,795
                                                    -------    -------

 NET INCREASE (DECREASE) IN CASH                      9,043    (33,395)

 CASH, beginning of period                           20,390     51,616
                                                    -------    -------

 CASH, end of period                               $ 29,433   $ 18,221
                                                    =======    =======

 The accompanying notes to financial statements are an integral part of these statements.


                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED SEPTEMBER 30, 1995

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of consolidation:
   ----------------------------

      The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1994 or during fiscal 1995. All material intercompany balances have been eliminated.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at September 30, 1995, and the results of the operations and changes in their cash flows for the three month and nine month period ending September 30, 1995.

   Depreciation and amortization:
   ------------------------------

      Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equip-ment under capital leases are amortized over the asset life or the lease term, if shorter.

      Deferred charges at September 30, 1995 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $17,134 at December 31, 1994 and $18,262 at September 30, 1995.


    Income/Loss per share:
    ----------------------
      Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

              NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTER ENDED SEPTEMBER 30, 1995
                             (Continued)

 NOTE B - DEBT

      At December 31, 1994, the Company had a $50,000 commercial bank line of credit, of which $37,741 was outstanding. The line is collateralized by the Company's accounts receivable and a personal guarantee of the Company's president. The Company also at December 31, 1994 had a $90,000 loan from the President of the Company, of which $60,000 was outstanding. At September 30, 1995 the Company had increased it loan from the President of the Company to $100,000 to meet its temporary working capital requirements. The note is collateralized by accounts receivable. The note requires monthly interest payments at prime plus 5 1/4% and is due May 31, 1996. Interest expense relating to this note was $9,040 for the nine months ended September 30, 1995. The $50,000 line of credit was renewed August 9, 1995 on similar terms. The line of credit had a zero balance at September 30, 1995.

 NOTE C - INCOME TAXES

      At September 30, 1995 the Company had net operating loss carryforwards aggregating approximately $800,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

 NOTE D - COMMITMENTS AND CONTINGENCIES:

   Leases:
   -------

      The Company leases its office space under an operating lease expiring in July 1996. In addition, the Company entered into capital leases during 1992 for two automobiles. Future minimum lease commitments under all non-cancellable operating and capital leases in effect at September 30, 1995 are as follows:

                                          Operating         Capital
                                           Leases            Lease
                                          ---------         --------
  1995                                      $ 4,791          $ 2,838
  1996                                       12,194              576
                                            -------          -------
  Total payments                             16,985            3,414
Less amount representing interest                                 65
                                            -------          -------
                                            $16,985          $ 3,349
                                            =======          =======

   Rent expense was $14,373 and $23,855 for the nine months ending September 30, 1995 and 1994, respectively.

              NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED SEPTEMBER 30, 1995
                             (Continued)

 NOTE E - SIGNIFICANT CUSTOMERS:

      Revenues with 4 major customers accounted for approximately 52% of total service revenues at September 30, 1995. Accounts receivable from these 4 customers represent approximately 47% of total trade accounts receivable at September 30, 1995.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. (the Company no longer sells the alarm systems) Approximately 90 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 110 security guards and an office staff of 5 all in St. Louis, Missouri.


 RESULTS OF OPERATIONS

      Revenues for the nine months ending September 30, 1995, decreased $61,153 (5%) compared with the same period in 1994. The decrease in revenues is due to the termination of a contract with a major client that filed for bankruptcy, in the second quarter of 1994. Another major client was lost in the fourth quarter of 1994 due to competitive bidding. The Company hopes to establish revenue growth through the recruitment of additional new clients during the remainder of 1995. Six smaller clients have been added over the past nine months to partially offset the previous loss of customers. The six new clients are smaller in size and revenues then the clients that were lost. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

        NATIONAL INDUSTRIAL SECURITY CORPORATION
                      AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             QUARTER ENDED SEPTEMBER 30, 1995
                         (Continued)

     The percentage of labor expense to service revenues increased from 74% at September 30, 1994 to 76% at September 30,
 1995 due to competitive pricing pressures which has reduced margins on security guard contracts. At September 30, 1995 general and administrative expenses decreased by $48,022 due to lower administrative salaries and reduced rent expense.

     Net loss for the nine months ended September 30, 1995 was $11,518 compared with a net loss of $14,578 during the same period last year.


 LIQUIDITY AND CAPITAL RESOURCES


     The Company's cash position at September 30, 1995 was
 $29,433. The cash position varies day-to-day depending on collections and the timing of payroll obligations. At September
 30, 1995 the Company had a $100,000 loan from the President of the Company of which $100,000 remained outstanding. The Company renewed its $50,000 line of credit with a commercial bank on August 9, 1995 on similar terms as before. See Note B to the Company's Financial Statement. The $100,000 loan from the Company president is sufficient to meet its working capital requirements. If the Company needs additional working capital, the Company would request additional funds from the Company president on the same terms. See Note B to the Company Financial Statements.


  RECENT DEVELOPMENTS


     On August 8, 1995 the Company by press release announced the signing of letters of intent with three St. Louis based communications companies subject to closing conditions, including due diligence and financing. The Company will report future developments when a definitive acquisition agreement is completed. The combined revenues from acquired companies would be approximately $5 million. The acquired companies are engaged in production of animation, cable television and corporate video programming. At present, funding is being sought through investment banking companies.

                              SIGNATURES
                              ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                      NATIONAL INDUSTRIAL SECURITY
                                      CORPORATION

                                       By:      /s/ Max T. Jackson
 Date: November 14, 1995                  ---------------------------------
                                          Max T. Jackson, President,
                                          Treasurer and Chairman of the
                                          Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)