Form 10KSB
period 1995-12-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1996-04-08
CIK 104401

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1995----------------------------------------------2-31080-----
(For fiscal year ended)                                (Commission File No.)

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
            (Exact name of Small Business Issuer as specified in
             its charter)

- -----------------Delaware-------------                   --86-0214815-----
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation of Organization)                      Identification  No.)


 -----2025 South Brentwood. St. Louis, Missouri-----------------------63144-
(Address of Principal Executive Offices)                             (Zip)


- --------------------------------(314)962-1414------------------------------
             (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.16 2/3 per share

Check whether the Issuer (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes-X--No----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Aggregate market value of Common Stock held by non-affiliates of Registrant as of March 1, 1996: $88,920.00

Issuer's revenues for fiscal year 1995:  $1,363,107

The number of shares of Common  Stock outstanding as of March 1, 1996:
6,983

Total number of pages, including cover page -- 21

                     DOCUMENTS INCORPORATED BY REFERENCE

     The portions of this report listed below have been incorporated by reference from the Company's Proxy Statement. All references herein to the "Proxy Statement" refer to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year (December 31, 1995).

PART III


     ITEM 10 - DIRECTORS AND                Proxy Statement - "Information
                 EXECUTIVE OFFICERS              Concerning Nominees"
                 OF THE REGISTRANT


     ITEM 11 - EXECUTIVE                    Proxy Statement - "Renumeration
                 COMPENSATION                    of Officers and Directors"


     ITEM 12 - SECURITY OWNERSHIP           Proxy Statement:
                 OF CERTAIN BENEFICIAL           (a)  "Voting"
                 OWNERS AND MANAGEMENT           (b)  "Stock Ownership"


     ITEM 13 - CERTAIN RELATIONSHIPS        Proxy Statement:
                 AND RELATED                     "Other Transactions"
                 TRANSACTIONS


     With the exception of those portions of the Proxy Statement which are expressly incorporated by reference in this Form 10-KSB Report, the Proxy Statement is not to be deemed filed as part of this Report.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                   ----------------------------------------
                                  FORM 10-KSB
                                  -----------
                                    PART 1
                                    ------

ITEM 1 - BUSINESS
- -----------------

     The Company is a Delaware corporation originally organized in 1967. The Company primarily provides security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the St. Louis metropolitan area. The Company also provides monitored alarm system services. During the past three years, the Company has derived approximately 99% of its total revenues from the services provided by its uniformed security guards. Accordingly, the Company does not report under more than one segment.

The Company's corporate offices are in St. Louis, Missouri. The Company currently employs approximately 100 security guards in St. Louis, and has
an office staff of  5 persons. The Company   has  not  engaged in   any
overseas  operations nor does it have foreign customers.

The security guard business of the Company is highly competitive both on the basis of price and service. The Company competes in its market with several established nationwide security firms which are considerably larger, have greater financial resources and a more diversified business range than the Company. The Company's knowledge of the local market and low cost structure allows the Company to compete effectively in the St. Louis guard service market. The Company does not experience any significant seasonal fluctuations. Transactions with three major clients of the Company accounted for approximately 45% of the Company's total revenues for 1995.


ITEM 2 - PROPERTIES
- -------------------

     The Company's corporate offices are located at 2025 South Brentwood Boulevard, St. Louis, Missouri 63144. The Company has signed a new lease effective July 1996 to increase its square feet from 1,369 to 1,500 with a 45% reduction in cost. The office will be relocated to the new nearby location in April 1996. The new lease expires in August 1998 and is not material in term or amount.

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
- -------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

                              MARKET INFORMATION

     The Company's Common Stock has traded in the "Over the Counter" market during the past ten (10) years. The Company's stock currently trades in the NASD "OTC Bulletin Board," the NASD automated system for reporting non-NASDAQ quotes. There are currently four (4) market makers for the
Company's stock. The stock historically trades at a very low volume and frequently experiences periods where there are no shares being traded. Approximately 1,163,000 shares of the company's currently outstanding stock have been registered. As of December 31, 1995, there were approximately 445 holders of the Company's common stock.

     The following table sets forth the high and low bid prices for the Company's stock as reported by inter-dealer market quotations in the Market Chronicle of the National Quotation Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          Calendar        Market Bid Price      Dividend
          Quarter         High     Low          Declared

- ----------------------------------------------------------------------

- ----------------------------------------------------------------------

 1994      1st            $.07     $.06           None
           2nd            $.12     $.06           None
           3rd            $.12     $.06           None
           4th            $.08     $.06           None


 ---------------------------------------------------------------------

 1995      1st            $.07     $.06           None
           2nd            $.07     $.03           None
           3rd            $.12     $.03           None
           4th            $.06     $.03           None


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     The Company is a Missouri-based corporation providing security guard and related security services to industrial, commercial, governmental, health care and other institutional clients.

                           1995 RESULTS OF OPERATIONS
                           --------------------------

     During 1995, the Company's revenues decreased 7% to $1,363,107 from $1,461,519 in 1994. The decline in revenues was primarily due to the loss of clients due to competitive bidding. The Company has added six smaller clients that has partially offset the previous loss of customers. The six new clients are smaller in size and revenues then the clients lost. The decreased revenues resulted in a loss from operations of $13,948 in 1995 compared with loss from operations of $57,054 in 1994 after depreciation and amortization expense of $22,199 in 1995 and $16,308 in 1994. The Company produced a positive cash flow from operations of $8,251 in 1995.

     The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.




                           1994 RESULTS OF OPERATIONS
                           --------------------------

     During 1994, the Company's revenues decreased 22% to $1,461,519 from $1,883,829 in 1993. The decline in revenues was primarily due to the termination of a contract with one major client that filed for bankruptcy, and one client lost to competitive bidding. The decreased revenues resulted in a loss from operations of $57,054 in 1994 compared with loss from operations of $55,812 in 1993 after merger and acquisition expense of $37,521 in 1994 and $44,891 in 1993, and after depreciation and amortization expense of $16,308 in 1994 and $16,335 in 1993.

     In January 1994 the Company began negotiations to acquire a St. Louis based company that produced video training films. The merger agreements signed in March 1994 were subsequently terminated. Shortly thereafter a modified merger agreement was entered into with Norcom Entertainment and Communications, Inc. This agreement was also terminated without having been submitted for approval by shareholders due to the failure of certain conditions to the merger. The incompleted merger expenses were $37,521 in 1994.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company's cash position at December 31, 1995 was $32,482, compared with $20,390 at December 31, 1994;the cash position varies day-to-day, depending on collections and the timing of payroll obligations. At December 31, 1995 the Company had a zero balance on its $50,000 bank line of credit. The Company also has a $100,000 loan from the President of the Company, of which $100,000 remained outstanding as of December 31, 1995. This loan is collateralized by the Company's accounts receivable.

    The Company has a $7,500 non interest-bearing note receivable due from the President, and intends to eliminate this loan over the next 12 months.
The aformentioned  loan  by   the President  to the Company  is for  working
 capital purposes and is treated separately.

    The Company's core business of providing security guard services in the St. Louis metropolitan area was down approximately 7% in 1995 due to the loss of several large customers. The Company hopes to reestablish revenue growth through the recruitment of additional new clients during 1996. If new clients are not added, Management anticipates the Company's 1996 revenues based on existing customers will be approximately $1 million. Several new clients have been added over the past six months to partially offset the previous loss of customers. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

     In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. Approximately 80 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues.


ITEM 7 - FINANCIAL STATEMENTS
- -----------------------------

     The Company's Consolidated Financial Statements and the Independent Auditors` Report are presented in a separate section of this report -- see page 8, Index to Financial Statements.


ITEM 8 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ---------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                   PART III
                                   ---------

ITEMS 9, 10, 11 AND 12 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
- ----------------------------------------------------------------------------
    EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    -----------------------------------------------------------------------
    AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    --------------------------------------------------------------

   In accordance with the instructions for Part III, the information called for by these items is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV
                                    -------

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1)   Financial Statements - see index on page 8.
     2)   Exhibits - see Index to Exhibits on page 8.

(b) No current reports on Form 8-K were filed by the Company during the period from September 30, 1995 to December 31, 1995.


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL INDUSTRIAL SECURITY
                                  CORPORATION


Date:  March 31, 1996                  By:----------------------------------
                                             Max T. Jackson, President,
                                             Treasurer, Director and
                                             Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:



- ----------------------------------------              Director, Treasurer,     March  31, 1995
Max T. Jackson                                        Chairman of the
                                                      Board of Directors
                                                      and President
                                                      (Principal Executive,
                                                      Financial and Accounting
                                                      Officer)

- ----------------------------------------              Director and Secretary    March  31, 1995
Warren W. Davis

                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------

    INDEPENDENT AUDITORS' REPORT                                  F-1

    MANAGEMENTS' DISCLOSURE REGARDING PRIOR PERIOD
    INDEPENDENT AUDITORS' REPORT                                  F-2

    FINANCIAL STATEMENTS:

      Consolidated balance sheets                                 F-3
      Consolidated statements of operations                       F-4
      Consolidated statements of stockholders' equity             F-5
      Consolidated statements of cash flows                       F-6
      Notes to consolidated financial statements                  F-7


     All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.


                               INDEX TO EXHIBITS


Exhibit and Number
(Ref. to Item 601(a)
Exhibit Table of
Regulation S-B)        Description of Document
                       -----------------------

Exhibit 3   Articles of Incorporation and By-Laws
            -------------------------------------

            Incorporated herein by reference pursuant to Rule 12(b)-23 from Exhibit A and Exhibit C to Annual Report on Form 10-KSB for the year ended December 31, 1983, File No. 2-31080.


Exhibit 22   Subsidiaries of the Company
             ---------------------------

              Located at page F-13 herein.

                  Independent Auditors' Report
                  ----------------------------



To the Board of Directors and Stockholders of National Industrial Security Corporation


     We have audited the consolidated balance sheets of National Industrial Security Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Industrial Security Corporation and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




St. Louis, Missouri
March 14, 1996

Management's Disclosure Regarding Prior Period Independent Auditors Report
- --------------------------------------------------------------------------

     The financial statements of National Industrial Security Corporation as of and for the years ended December 31, 1994 and 1993, were audited by Deloitte and Touche LLP whose report dated March 17, 1995, expressed an unqualified opinion on those statements. The report of Deloitte and Touche LLP was included in the Form 10-K filing for fiscal year ended December 31, 1994. Deloitte and Touche LLP has refused to reissue their report on the basis of a fee dispute in the amount of $8,350; consisting of $3,350 relating to preparation of the 1988 tax return and $5,000 relating to consulting services for the 1994 proposed merger with Norcom Entertainment and Communications, Inc. Management of National Industrial Security Corporation requested additional information supporting the fees in dispute from Deloitte and Touche LLP by letter dated February 19, 1996. National Industrial Security Corporation has not received satisfactory response to the February 19, 1996 request and considers the fees in dispute.

                              National Industrial Security Corporation
                                          and Subsidiaries

                                     CONSOLIDATED BALANCE SHEETS

                                            December 31,


     ASSETS                                                    1995           1994
                                                            ----------     ----------
CURRENT ASSETS
  Cash                                                      $   32,482     $   20,390
  Accounts receivable
    Trade                                                      101,772        128,931
    Other                                                        2,412            227
                                                            ----------     ----------
                                                               104,184        129,158
  Prepaid expenses                                               9,923         14,866
                                                            ----------     ----------

      Total current assets                                     146,589        164,414


PROPERTY AND EQUIPMENT - at cost
  Furniture and equipment                                      127,288        127,288
  Leasehold improvements                                         8,880          8,880
                                                            ----------     ----------
                                                               136,168        136,168

    Less accumulated depreciation
      and amortization                                        (132,217)      (110,365)
                                                            ----------     ----------
                                                                 3,871         25,803



DEFERRED CHARGES - net of
  accumulated amortization                                      13,230         13,497



DUE FROM OFFICER                                                14,789         20,710
                                                            ----------     ----------

                                                            $  178,479     $  224,424
                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY                           1995           1994
                                                            ----------     ----------
CURRENT LIABILITIES
  Line of credit with bank                                  $        -     $   37,741
  Note payable to officer                                            -         60,000
  Accounts payable and accrued expenses                         19,365         11,097
  Accrued salaries and related taxes                            72,983         71,478
  Accrued legal fees                                            45,606         65,935
  Deferred revenue                                               1,913          1,796
  Current portion of capital lease obligation                      569         10,736
                                                            ----------     ----------

      Total current liabilities                                140,436        258,783


NOTE PAYABLE TO OFFICER                                        100,000              -

CAPITAL LEASE OBLIGATION                                             -            569

COMMITMENTS                                                          -              -

STOCKHOLDERS' EQUITY
 (DEFICIENCY IN ASSETS)
  Common stock - authorized 12,000,000
    shares; par value $.1667 per share;
    6,983,000 shares issued and outstanding                  1,163,830      1,163,830
  Additional paid-in capital                                    38,785         38,785
  Deficit                                                   (1,264,572)    (1,237,543)
                                                            ----------     ----------

      Total stockholders' equity
        (deficiency in assets)                                 (61,957)       (34,928)
                                                            ----------     ----------

                                                            $  178,479     $  224,424
                                                            ==========     ==========


The accompanying notes are an integral part of these statements.


                          National Industrial Security Corporation
                                      and Subsidiaries

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Years ended December 31,

                                      1995          1994           1993
                                  -----------   -----------    -----------

Service revenues                  $ 1,363,107   $ 1,461,519    $ 1,883,829

Costs and expenses
  Labor                             1,021,083     1,097,530      1,470,072
  General and administrative          333,773       367,214        408,343
  Depreciation and amortization        22,199        16,308         16,335
  Acquisition/merger expense                -        37,521         44,891
                                  -----------   -----------    -----------

                                    1,377,055     1,518,573      1,939,641
                                  -----------   -----------    -----------

Loss from operations                  (13,948)      (57,054)       (55,812)

Other income (expense)
  Interest expense                    (14,881)      (12,688)       (11,302)
  Other - net                           1,800           793          1,059
                                  -----------   -----------    -----------

      NET LOSS                    $   (27,029)  $   (68,949)   $   (66,055)
                                  ===========   ===========    ===========

      NET LOSS PER
        COMMON SHARE              $      -      $     (0.01)   $     (0.01)
                                  ===========   ===========    ===========




The accompanying notes are an integral part of these statements.


                              National Industrial Security Corporation
                                          and Subsidiaries

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (DEFICIENCY IN ASSETS)

                            Years ended December 31, 1995, 1994 and 1993


                                                                                         Total
                                                                                      Stockholders'
                                        Common Stock        Additional                   Equity
                                   -----------------------    Paid-in                (Deficiency in
                                    Shares        Amount      Capital     Deficit        Assets)
                                   ---------   -----------  ----------  -----------  --------------

   BALANCES, DECEMBER 31, 1992     6,983,000   $ 1,163,830   $ 38,785   $(1,102,539)   $ 100,076

    Net loss                               -             -          -       (66,055)     (66,055)
                                   ---------   -----------   --------   -----------    ---------

   BALANCES, DECEMBER 31, 1993     6,983,000     1,163,830     38,785    (1,168,594)      34,021

    Net loss                               -             -          -       (68,949)     (68,949)
                                   ---------   -----------   --------   -----------    ---------

   BALANCES, DECEMBER 31, 1994     6,983,000     1,163,830     38,785    (1,237,543)     (34,928)

    Net loss                               -             -          -       (27,029)     (27,029)
                                   ---------   -----------   --------   -----------    ---------

   BALANCES, DECEMBER 31, 1995     6,983,000   $ 1,163,830   $ 38,785   $(1,264,572)   $ (61,957)
                                   =========   ===========   ========   ===========    =========













The accompanying notes are an integral part of these statements.

                          National Industrial Security Corporation
                                      and Subsidiaries

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended December 31,

                                                        1995         1994          1993
                                                     ----------  ------------  ------------
Cash flows from operating activities
 Net loss                                            $ (27,029)  $   (68,949)  $   (66,055)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
   Depreciation and amortization                        22,199        16,308        16,335
   Gain on sale of assets                               (1,800)            -             -
   Changes in assets and liabilities
     Accounts receivable                                24,974        15,568        87,393
     Prepaid expenses                                    4,943         5,666        (5,614)
     Due from officer                                    5,921         1,420       (14,579)
     Accounts payable and accrued expenses               8,268          (400)       10,715
     Accrued salaries and related taxes                  1,505       (21,882)       (4,534)
     Accrued legal fees                                (20,329)       30,844        32,091
     Deferred revenue                                      117          (649)         (632)
                                                     ---------   -----------   -----------
       Net cash provided by (used in) operating
        activities                                      18,769       (22,074)       55,120
                                                     ---------   -----------   -----------

Cash flows from investing activities
 Additions to property and equipment                         -             -        (4,217)
 Proceeds from sale of property                          1,800             -             -
                                                     ---------   -----------   -----------

       Net cash provided by (used in) investing
        activities                                       1,800             -        (4,217)
                                                     ---------   -----------   -----------

Cash flows from financing activities
 Borrowings under line of credit with bank             574,500     1,283,130     1,625,636
 Payments under line of credit with bank              (612,241)   (1,342,515)   (1,667,020)
 Borrowings on note payable to officer                  40,000        90,000             -
 Payments under note payable to officer                      -       (30,000)            -
 Payments of capital lease obligations                 (10,736)       (9,767)       (8,884)
                                                     ---------   -----------   -----------

       Net cash used in financing activities            (8,477)       (9,152)      (50,268)
                                                     ---------   -----------   -----------

       NET INCREASE (DECREASE)
        IN CASH                                         12,092       (31,226)          635

Cash at beginning of year                               20,390        51,616        50,981
                                                     ---------   -----------   -----------

Cash at end of year                                  $  32,482   $    20,390    $   51,616
                                                     =========   ===========   ===========

Supplemental Disclosure of Cash Flow Information
 Cash paid during the year for interest              $  14,881   $    12,688    $   11,302
                                                     =========   ===========   ===========


The accompanying notes are an integral part of these statements.

            National Industrial Security Corporation
                        and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Years ended December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 1.  Nature of Entity
     ----------------

 National Industrial Security Corporation primarily provides security guard services to industrial, commerical, governmental and other institutional clients in the St. Louis, Missouri metropolitan area.

 2.  Principles of Consolidation
     ---------------------------

 The consolidated financial statements include the accounts of National Industrial Security Corporation (the "Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1995. All material intercompany balances have been eliminated.

 3.  Revenue Recognition
     -------------------

 In general, the Company's contracts with its clients have terms of one year with an automatic renewal. The contracts can be cancelled, however, at any time upon 30 days notice. The contracts contain hourly rates for guard services provided. The Company recognizes revenue as services are performed in accordance with the contract terms.

 4.  Depreciation and Amortization
     -----------------------------

 Property and equipment is stated at cost and is depreciated on straight-line and accelerated methods over the estimated useful lives of the related assets, which approximates five years. Leasehold improvements and equipment under capital lease are amortized over the shorter of the useful life of the asset or the lease term.

 Deferred charges consist principally of goodwill and patent costs which are being amortized on the straight-line basis over the expected period of recoverability of such costs based upon expected future operating results, which is 15 to 20 years. Recoverability is reviewed on an annual basis. Accumulated amortization of deferred charges was $17,403 and $17,134 at December 31, 1995 and 1994, respectively.

 5.  Income Taxes
     ------------

 The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company adopted the provisions of SFAS No. 109 as of January 1, 1993. There was no cumulative income effect attributable to this change.

             National Industrial Security Corporation
                        and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Years ended December 31, 1995, 1994 and 1993


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 5.  Income Taxes - Continued
     ------------------------

 The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method as required by Accounting Principles Board Opinion No. 11 to an asset and liability approach. Under the deferred method, annual income tax expense prior to 1993 was based on pretax financial accounting income and deferred taxes were provided at current rates for timing differences between financial accounting and taxable earnings. Under the asset and liability method, deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

 6.  Fair Value of Financial Instruments
     -----------------------------------

 The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of cash, trade receivables and trade payables are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's debt instruments is considered to approximate their fair value at December 31, 1995, based on market rates and conditions and the fact that all such instruments' rates are variable depending on the current quoted prime rate.

 7.  Loss Per Share
     --------------

 Loss per share computations are based on the weighted average number of common shares outstanding each year.

 8.  Use of Estimates
     ----------------

 In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 9.  Reclassification
     ----------------

 Certain reclassifications in the 1994 and 1993 financial statements were made to conform to the 1995 classifications.

             National Industrial Security Corporation
                        and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Years ended December 31, 1995, 1994 and 1993


NOTE B - DEBT

 At December 31, 1995, the Company had an unused $50,000 bank line of credit. At December 31, 1994, the Company had a $50,000 bank line of credit, of which $37,741 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and by a personal guarantee of the Company's President and require monthly interest payments at prime (8.5% at December 31, 1995) plus 2.0%. The line of credit expires in June 1996.

 The terms of the bank line of credit included a loan agreement with various covenants which provided, among other things, for the maintenance of consolidated net worth of not less than $150,000, and the maintenance of a ratio of liabilities to consolidated stockholders' equity of not more than 2:1. The Company was not in compliance with these financial covenants at December 31, 1994. The bank terminated the loan agreement August 5, 1995.

 The Company has a $100,000 loan from the President of the Company to meet its working capital requirements as of December 31, 1995. As of December 31, 1994, the loan amount was $60,000 and was due May 31, 1995. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.5% at December 31, 1995) plus 5.25% and is due May 31, 1998. Included in interest expense on the consolidated statement of operations for the years ended December 31, 1995 and 1994 is $12,677 and $6,378, respectively, of interest related to this note.


NOTE C - INCOME TAXES

 At December 31, 1995, the Company has net operating loss carryforwards aggregating approximately $810,000 expiring through 2010 (the majority of such net operating loss carryforwards expire in 1999 and 2001). The Company also has general business credit carryforwards of $8,450 expiring principally in 1998.

             National Industrial Security Corporation
                        and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Years ended December 31, 1995, 1994 and 1993


NOTE C - INCOME TAXES - Continued

 Temporary differences and the aforementioned net operating loss carryforwards and tax credit carryforwards gave rise to deferred tax assets at December 31, 1995 and 1994 as follows:

                                                   1995        1994
                                                ---------   ---------
   Deferred tax assets
     Net operating loss carryforwards           $ 328,000   $ 321,000
     Tax credit carryforwards                       8,450       8,450
                                                ---------   ---------

       Total deferred tax assets                  336,450     329,450

   Deferred tax liabilities                        (2,600)     (2,600)

   Valuation allowance                           (333,850)   (326,850)
                                                ---------   ---------

       Net deferred tax assets                  $       -   $       -
                                                =========   =========

 Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that it is not likely that future operating income of the Company will be sufficient to fully recognize the net deferred tax asset. Therefore, a valuation allowance for the entire amount of the net deferred tax asset has been recorded.

 The valuation allowance increased by approximately $7,000, $26,000 and $24,000 for the years ending December 31, 1995, 1994 an 1993, respectively.


NOTE D - COMMITMENTS

 The Company leases its office space under an operating lease expiring in July 1996. In addition, the Company entered into capital leases during 1992 for two automobiles. Future minimum lease commitments under all non-cancelable operating and capital leases in effect at December 31, 1995 are as follows:

                                        Capital   Operating
                                         Lease      Lease
                                       ---------  ---------

  Year ended December 31,
   1996                                  $569      $ 12,194
                                         ====      ========

 The net book value of equipment under capital lease was $582 at December 31, 1995. Rent expense was $22,200, $33,300 and $41,500 in 1995, 1994 and 1993, respectively.

             National Industrial Security Corporation
                        and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Years ended December 31, 1995, 1994 and 1993


NOTE E - DUE FROM OFFICER

 At December 31, 1995 and 1994, the Company has a note receivable of $7,500 and $15,000 due from the President of the Company. The note is non-interest bearing and payable on or before December 31, 1996. Also, the Company has non-interest bearing receivables due from the President in the amount of $7,289 and $5,710 at December 31, 1995 and 1994, respectively. The amounts due are primarily for a portion of the monthly lease payments and repairs on the Company's leased automobiles.


NOTE F - STOCKHOLDERS' EQUITY

 In 1994, the Company granted to the President and two other stockholders, options to purchase 500,000, 250,000 and 250,000 shares of common stock, respectively. The options are exercisable at a price of $.10 per share and expire March 18, 1997.

 On February 10, 1995, the Company granted options to purchase 4,000,000 shares of common stock. The options are contingent on certain performance levels achieved in a currently inactive subsidiary. The options are exercisable at a price of $.10 per share and expire February 10, 1998 or upon dissolution of the subsidiary. No options were exercised during 1995 or 1994.


NOTE G - SIGNIFICANT CUSTOMERS

 The Company generated service revenues (as a percentage of total service revenues) with major customers during the three years ending December 31, 1995 as detailed below:

      Customer       1995            1994          1993
      --------      ------          ------        ------

          A           21%            21%            14%
          B             -            16%            14%
          C           12%            12%             9%
          D           12%            12%            10%

 Accounts receivable (as a percent of total trade accounts receivable) as of December 31, 1995 and 1994 from the aforementioned customers are as follows:

      Customer       1995            1994
      --------      ------          ------

          A           20%            38%
          B             -              -
          C            9%            11%
          D           12%             7%

             National Industrial Security Corporation
                        and Subsidiaries

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Years ended December 31, 1995, 1994 and 1993


NOTE H - ACQUISITION/MERGER EXPENSE

 In 1994 and 1993, the Company incurred legal and other professional expenses in the amount of $37,521 and $44,891, respectively, for proposed merger transactions which were subsequently terminated.