Form 10QSB
period 1996-03-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1996-05-15
CIK 104401

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996

Commission File Number 2-31080


               NATIONAL INDUSTRIAL SECURITY CORPORATION
        ------------------------------------------------------
        (Exact Name of Registrant As Specified In Its Charter)


       DELAWARE                                860214815
   -----------------                      --------------------
   (State or other                         (I.R.S. Employer
   jurisdiction of                         Identification No.)
   incorporation
   or organization)


            2025 South Brentwood, St. Louis, Missouri  63144
           --------------------------------------------------
           (Address of Principal Executive Offices, Zip Code)

                             (314) 962-1414
          ----------------------------------------------------
                           (Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             YES     X                         NO
                 ----------                       ----------

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                    6,983,000 shares of Common Stock
                    were issued and outstanding as of
                            March 31, 1996

                                  PART I

                          FINANCIAL INFORMATION
                          ---------------------
                      Item 1 - Financial Statements


                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                                 ASSETS
                                 ------

                                          3/31/96         12/31/95
                                          -------         --------
                                        (unaudited)

CURRENT ASSETS
  Cash                                   $ 17,387          $ 32,482
  Accounts Receivable: (Note B & E)
    Trade                                  87,678           101,772
    Other                                     444             2,412
  Prepaid Expenses                         11,771             9,923
                                         --------          --------
  TOTAL CURRENT ASSETS                    117,280           146,589

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                  85,034           127,288
  Leasehold Improvements                    8,880             8,880
                                         --------          --------
                                           93,914           136,168

  Less Accumulated Depreciation
    and Amortization                      (91,097)         (132,297)
                                         --------          --------
                                            2,817             3,871

DEFERRED CHARGES, Net of accumulated
  amortization                             12,928            13,230

DUE FROM OFFICER                           15,184            14,789
                                         --------          --------

TOTAL ASSETS                             $148,209          $178,479
                                         ========          ========



    The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                   LIABILITIES & STOCKHOLDERS EQUITY
                   ---------------------------------

                                           3/31/96          12/31/95
                                           -------          --------
                                         (unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued expenses   $ 12,463          $ 19,365
  Accrued salaries and related taxes        52,729            72,983
  Accrued legal fees                        43,108            45,606
  Current portion of capital lease
    obligation (Note D)                          0               569
  Deferred revenue                           2,388             1,913
                                          --------          --------
     TOTAL CURRENT LIABILITES              110,688           140,436



Note payable to officer  (Note B)          100,000           100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized
    12,000,000 shares; par value
    $.1667  per share; issued
    and outstanding 6,983,000
    shares                               1,163,830         1,163,830
  Additional Paid in Capital                38,785            38,785

  Deficit                               (1,265,094)       (1,264,572)
                                        ----------        ----------
     TOTAL STOCKHOLDERS' EQUITY            (62,479)          (61,957)
     (Deficiency in Assets)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $148,209          $178,479
  (Deficiency in Assets)                  ========          ========



The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31
                              (UNAUDITED)


                                        1996              1995
                                        ----              ----

SERVICE REVENUES (Note E)             $275,923          $358,570

COST AND EXPENSES:
  Labor                                204,335           278,686
  General and Administrative            70,139            82,701
                                      --------          --------

                                       274,474           361,387
                                      --------          --------

PROFIT (LOSS) FROM OPERATIONS            1,449           ( 2,817)

OTHER INCOME (EXPENSE):
  Interest expense                      (3,637)           (2,626)
  Investment income                         60                66
  Miscellaneous                          1,607              (302)
                                      --------          --------

NET (LOSS) PROFIT                     $   (521)         $ (5,679)
                                      --------          --------
NET (LOSS) PROFIT PER COMMON SHARE    $   (.00)         $   (.00)
                                      ========          ========


The accompanying notes to financial statements are an integral part of these statements.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                         1996          1995
                                                         ----          ----

CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net (LOSS)                                        $   (521)     $  (5,679)
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
          Depreciation                                 (41,200)         3,625
          Amortization                                     302            423
          Changes in assets and liabilities:
          Accounts receivable                           16,062        (15,184)
          Prepaid expenses                              (1,849)           884
          Due from officer                                (395)          (394)
          Accounts payable and accrued expenses         (6,902)           593
          Accrued salaries and related taxes           (20,254)        (2,829)
          Accrued legal fees                            (2,498)        (7,004)
          Furniture & Equipment                         42,254
          Deferred revenue                                 475            648
                                                      --------      ---------
          Net cash provided by (used in) operating
           activities                                  (14,526)        (2,497)
                                                      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line-of-credit with bank                         336,500
    Payments under line-of-credit with bank                          (349,343)
    Borrowings on note payable to officer                              40,000
    Payments under note payable to officer
    Payments of capital lease obligations                 (569)        (2,590)
                                                      --------      ---------
          Net cash provided by financing activities       (569)        24,567
                                                      --------      ---------
NET INCREASE (DECREASE) IN CASH                        (15,095)          (350)

CASH, beginning of period                               32,482         20,390
                                                      --------      ---------
CASH, end of period                                   $ 17,387      $  20,040
                                                      ========      =========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED MARCH 31, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:
  ----------------------------
         The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1995 or during fiscal 1996. All material intercompany balances have been eliminated.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at March 31, 1996 and the results of the operations and changes in their cash flows for the three month period ending March 31, 1996.

  Depreciation and amortization:
  ------------------------------

          Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equip-ment under capital leases are amortized over the asset life or the lease term, if shorter.

         Deferred charges at March 31, 1996 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $17,403 at December 31, 1995 and $17,705 at March 31, 1996.


  Income/Loss per share:
  ----------------------

         Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

             NATIONAL INDUSTRIAL SECURITY CORPORATION
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER ENDED MARCH 31, 1996
                            (Continued)

NOTE B - DEBT

         At March 31, 1996, the Company had an unused $50,000 bank line of credit. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime (8.5% at March 31, 1996) plus 2%. The line of credit expires in June 1996.

          The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of March 31, 1996, the loan amount was $100,000 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.5% at March 31, 1996) plus 5.25%. Interest expense relating to this note was $3,637 for the 3 months ending March 31, 1996.


NOTE C - INCOME TAXES

         At March 31, 1996 the Company had net operating loss carryforwards aggregating approximately $810,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

             NATIONAL INDUSTRIAL SECURITY CORPORATION
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER ENDED MARCH 31, 1996


NOTE D - COMMITMENTS AND CONTINGENCIES:

  Leases:
  -------

         The Company leases its office space under an operating lease expiring in July 1996. The Company has signed a new lease effective August 1996 to increase its square feet from 1,369 to 1,500 with a 45% reduction in cost. The office will be relocated to the new nearby location in May 1996. The new lease expires in August 1998.

                                         Operating
                                          Leases
                                         ---------
1996                                      $11,388
1997                                       12,000
1998                                        8,000
                                          -------
Total payments                             31,388

                                          $31,388
                                          =======

         Rent expense was $4,791 and $4,791 for the three months ending March 31, 1996 and 1995, respectively.


NOTE E - SIGNIFICANT CUSTOMERS:

         Revenues with 3 major customers accounted for approximately 52% of total service revenues at March 31, 1996.
Accounts receivable from these 3 customers represent approximately 40% of total trade accounts receivable at March 31, 1996.

             NATIONAL INDUSTRIAL SECURITY CORPORATION
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED MARCH 31, 1996
                            (Continued)



             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. (the Company no longer sells the alarm systems) Approximately 90 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 100 security guards and an office staff of 5 all in St. Louis, Missouri.




RESULTS OF OPERATIONS

         Revenues for the three months ending March 31, 1996, decreased $82,647 (23%) compared with the same period in 1995.
The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients during the remainder of 1996. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

              NATIONAL INDUSTRIAL SECURITY CORPORATION
                         AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 QUARTER ENDED MARCH 31, 1996
                            (Continued)

         The percentage of labor expense to service revenues decreased from 78% at March 31, 1995 to 74% at March 31, 1996.
At March 31, 1996 general and administrative expenses decreased by $12,562 due to lower administrative salaries and reduced rent expense.

         Net loss for the three months ended March 31, 1996 was $521 compared with a net loss of $5,679 during the same period last year.



LIQUIDITY AND CAPITAL RESOURCES


        The Company's cash position at March 31, 1996 was $17,387. The cash position varies day-to-day depending on collections and the timing of payroll obligations.

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

Date:  May 15, 1996
                                    By:  /s/ Max T. Jackson
                                       ---------------------------------
                                      Max T. Jackson, President,
                                      Treasurer and Chairman of the
                                      Board of Directors
                                      (Principal Executive, Financial
                                      and Accounting Officer)