Form 10-Q
period 1996-06-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1996-08-19
CIK 104401

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996

Commission File Number 2-31080

              NATIONAL INDUSTRIAL SECURITY CORPORATION
        ------------------------------------------------------
        (Exact Name of Registrant As Specified In Its Charter)

              DELAWARE                         860214815
          ---------------                  -----------------
          (State or other                  (I.R.S. Employer
          jurisdiction of                  Identification No.)
          incorporation
          or organization)

            225 East Kirkham Ave St. Louis, Missouri 63119
        ------------------------------------------------------
           (Address of Principal Executive Offices, Zip Code

                           (314) 962-1414
        ------------------------------------------------------
                         (Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES    X              NO
                   ----------            -----------

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                   6,983,000 shares of Common Stock
                   were issued and outstanding as of
                           June 30, 1996

                                 PART I

                          FINANCIAL INFORMATION
                          ---------------------
                      Item 1 - Financial Statements

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                                ASSETS
                                ------
                                               6/30/96     12/31/95
                                               -------     --------
                                             (unaudited)
CURRENT ASSETS
 Cash                                         $  9,241     $  32,482
 Accounts Receivable: (Note B & E)
   Trade                                       110,777       101,772
   Other                                           495         2,412
 Prepaid Expenses                               11,832         9,923
                                              --------     ---------
 TOTAL CURRENT ASSETS                          132,345       146,589

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                       85,034       127,288
  Leasehold Improvements                         8,880         8,880
                                              --------     ---------
                                                93,914       136,168

  Less Accumulated Depreciation
    and Amortization                           (91,571)     (132,297)
                                              --------     ---------
                                                 2,343         3,871

DEFERRED CHARGES, Net of accumulated
  amortization                                  12,625        13,230

DUE FROM OFFICER                                15,578        14,789
                                              --------     ---------

TOTAL ASSETS                                  $162,891     $ 178,479
                                              ========     =========

The accompanying notes to financial statements are an integral part of these statements.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS EQUITY
                    -----------------------------------

                                                   6/30/96       12/31/95
                                                   -------       --------
                                                 (unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses         $     5,790    $    19,365
  Accrued salaries and related taxes                 74,925         72,983
  Accrued legal fees                                 44,008         45,606
  Current portion of capital lease
    obligation (Note D)                                   0            569
  Note payable to officer (Note B)                    7,000              0
  Deferred revenue                                    2,248          1,913
                                                -----------    -----------
      TOTAL CURRENT LIABILITIES                     133,972        140,436


Long Term Note (Note B)                             100,000        100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized
    12,000,000 shares; par value
    $.1667 per share; issued
    and outstanding 6,983,000
    shares                                        1,163,830      1,163,830
  Additional Paid in Capital                         38,785         38,785

  Deficit                                        (1,273,696)    (1,264,572)
                                                -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                      (71,081)       (61,957)
    (Deficiency in Assets)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $   162,891    $   178,479
  (Deficiency in Assets)                        ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                           AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30
                        (UNAUDITED)
                                       1996             1995
                                       ----             ----
SERVICE REVENUES (Note E)            $277,942         $345,292

COST AND EXPENSES:
  Labor                               209,607          261,730
  General and Administrative           73,227           83,673
                                     --------         --------

                                      282,834          345,403
                                     --------         --------

LOSS FROM OPERATIONS                   (4,892)          (  111)

OTHER INCOME (EXPENSE):
  Interest expense                     (3,654)          (4,099)
  Investment income                        49               46
  Miscellaneous                          (104)            (555)
                                     --------         --------

NET (LOSS) PROFIT                    $ (8,601)        $ (4,719)
                                     ========         ========

NET (LOSS) PROFIT PER COMMON SHARE   $ (  .00)        $ (  .00)
                                     ========         ========

The accompanying notes to financial statements are an integral part of these statements.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                           AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996
                        (UNAUDITED)
                                       1996             1995
                                       ----             ----
SERVICE REVENUES (Note E)            $553,865         $703,862

COST AND EXPENSES:
  Labor                               413,942          545,387
  General and administrative          143,366          161,403
                                     --------         --------

                                      557,308          706,790
                                     --------         --------

PROFIT (LOSS) FROM OPERATIONS          (3,443)          (2,928)

OTHER INCOME (EXPENSE):
  Interest expense                     (7,291)          (6,725)
  Investment income                       109              112
  Miscellaneous                        (1,503)            (857)
                                     --------         --------

NET LOSS                             $ (9,122)        $(10,398)
                                     ========         ========
NET LOSS PER COMMON SHARE            $   (.00)        $   (.00)
                                     ========         ========

The accompanying notes to financial statements are an integral part of these statements.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                           AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30
                           (UNAUDITED)
                                                   1996             1995
                                                   ----             ----

CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net (LOSS)                                   $ (9,122)        $  (5,679)
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation                                    948             3,625
      Amortization                                    605               423
      Changes in assets and liabilities:
      Accounts receivable                          (7,103)          (15,184)
      Prepaid expenses                              1,909               884
      Due from officer                               (789)             (394)
      Accounts payable and accrued expenses       (13,495)              593
      Accrued salaries and related taxes           (1,942)           (2,829)
      Accrued legal fees                           (1,598)           (7,004)
      Furniture & Equipment                           520
      Deferred revenue                                335               648
                                                 --------         ---------
      Net cash provided by (used in) operating
       activities                                 (29,672)           (2,497)
                                                 --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line-of-credit with bank                          336,500
 Payments under line-of-credit with bank                           (349,343)
 Borrowings on note payable to officer              7,000            40,000
 Payments under note payable to officer
 Payments of capital lease obligations               (569)           (2,590)
                                                 --------         ---------

      Net cash provided by financing activities     6,431            24,567
                                                 --------         ---------

NET INCREASE (DECREASE) IN CASH                   (23,241)             (350)

CASH, beginning of period                          32,482            20,390
                                                 --------         ---------

CASH, end of period                              $  9,241         $  20,040
                                                 ========         =========

The accompanying notes to financial statements are an integral part of these statements.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED JUNE 30, 1996

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at June 30, 1996 and the results of the operations and changes in their cash flows for the six month period ending June 30, 1996.

   Depreciation and amortization:
   ------------------------------

         Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

         Deferred charges at June 30, 1996 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $17,403 at December 31, 1995 and $18,008 at June 30, 1996.

   Income/Loss per share:
   ----------------------

         Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED JUNE 30, 1996
                            (Continued)

NOTE B - DEBT

         At June 30, 1996, the Company had an unused $50,000 bank line of credit. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime (8.25% at June 30, 1996) plus 2%. The line of credit expires in June 1997.

         The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of June 30, 1996, the loan amount was $100,000 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime 8.25% at June 30, 1996) plus 5.25%. Interest expense relating to this note was $7,290 for the 6 months ending June 30, 1996.

         A lawsuit against the Company was settled by arbitration in March 1996. Funds used in the settlement were provided by the Company president and are reflected in the current liability section of the balance sheet as a note payable.

NOTE C - INCOME TAXES

         At June 30, 1996 the Company had net operating loss carryforwards aggregating approximately $810,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED JUNE 30, 1996

NOTE D - COMMITMENTS AND CONTINGENCIES:

   Leases:
   -------

         The Company leased its office space under an operating lease expired on July 31, 1996. The Company has signed a new lease effective August 1996 to increase its square feet from 1,369 to 1,500 with a 45% reduction in cost. The office relocated to the new nearby location in May 1996. The new lease expires in August 1998.

                               Operating
                                Leases
                               ---------
1996                            $ 6,000
1997                             12,000
1998                              8,000
                                -------
Total payments                   26,000

                                $26,000
                                =======

   Rent expense was $10,582 and $9,592 for the three months ending June 30, 1996 and 1995, respectively.

NOTE E - SIGNIFICANT CUSTOMERS:

         Revenues with 3 major customers accounted for approximately 39% of total service revenues at June 30, 1996. Accounts receivable from these 3 customers represent approximately 43% of total trade accounts receivable at June 30, 1996.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED JUNE 30, 1996
                             (Continued)

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

RESULTS OF OPERATIONS

         Revenues for the six months ending June 30, 1996, decreased $149,997 (21%) compared with the same period in 1995. The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

         The Company is seeking suitable merger or acquisition candidates. Preliminary discussions have been made with two such companies, but no definitive agreements have been made to date. All prior acquisition attempts with other companies have been terminated.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTER ENDED JUNE 30, 1996
                           (Continued)

         The percentage of labor expense to service revenues decreased from 77% at June 30, 1995 to 74% at June 30, 1996. At June 30, 1996 general and administrative expenses decreased by $18,037 due to lower administrative salaries and reduced rent expense.

         Net loss for the six months ended June 30, 1996 was $9,122 compared with a net loss of $10,398 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position at June 30, 1996 was $9,241. The cash position varies day-to-day depending on collections and the timing of payroll obligations.

                               SIGNATURES
                               ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL INDUSTRIAL SECURITY
                                         CORPORATION

Date: August 15, 1996

                                         By:
                                            ------------------------------------
                                            Max T. Jackson, President,
                                            Treasurer and Chairman of the
                                            Board of Directors
                                            (Principal Executive, Financial
                                            and Accounting Officer)