Form 10-Q
period 1996-09-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1996-11-14
CIK 104401

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

Commission File Number 2-31080

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant As Specified In Its Charter)

           DELAWARE                               860214815
----------------------------------     --------------------------------
       (State or other                         (I.R.S. Employer
       jurisdiction of                        Identification No.)
        incorporation
       or organization)

              225 East Kirkham Ave., St. Louis, Missouri 63119
            ---------------------------------------------------
            (Address of Principal Executive Offices, Zip Code)

                             (314) 962-1414
              ----------------------------------------------
                           (Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES      X                              NO
                 -------------                           --------------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                         6,983,000 shares of Common Stock
                         were issued and outstanding as of
                                September 30, 1996

                                             PART I

                                      FINANCIAL INFORMATION
                                      ---------------------
                                  Item 1 - Financial Statements

                             NATIONAL INDUSTRIAL SECURITY CORPORATION
                                          AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                            (unaudited)
                                              ASSETS
                                              ------

                                                            9/30/96          12/31/95
                                                            -------          --------
                                                          (unaudited)

CURRENT ASSETS
   Cash                                                    $ 30,677          $ 32,482
   Accounts Receivable: (Note B & E)
      Trade                                                  82,517           101,772
      Other                                                     469             2,412
   Prepaid Expenses                                           4,316             9,923
                                                           --------          --------
   TOTAL CURRENT ASSETS                                     117,979           146,589

PROPERTY & EQUIPMENT, at cost (Note D)
   Furniture and Equipment                                   85,034           127,288
   Leasehold Improvements                                     8,880             8,880
                                                           --------          --------
                                                             93,914           136,168
   Less Accumulated Depreciation
     and Amortization                                       (91,971)         (132,297)
                                                           --------          --------
                                                              1,943             3,871
DEFERRED CHARGES, Net of accumulated
  amortization                                               12,173            13,230

DUE FROM OFFICER                                             15,972            14,789
                                                           --------          --------
TOTAL ASSETS                                               $148,067          $178,479
                                                           ========          ========


The accompanying notes to financial statements are an integral part of these statements.

                              NATIONAL INDUSTRIAL SECURITY CORPORATION
                                         AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

                                LIABILITIES & STOCKHOLDERS EQUITY
                                ---------------------------------

                                                            9/30/96           12/31/95
                                                            -------          --------
                                                          (unaudited)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $  1,226         $ 19,365
   Accrued salaries and related taxes                        56,467           72,982
   Accrued legal fees                                        43,149           45,606
   Current portion of capital lease
     obligation (Note D)                                          0              569
   Note payable (line of credit/Note B)                      15,000                0
   Deferred revenue                                           2,224            1,913
                                                           --------         --------
      TOTAL CURRENT LIABILITIES                             118,066          140,436


Long Term Note (Note B)                                     100,000          100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
   Common Stock - authorized
      12,000,000 shares; par value
      $.1667 per share; issued
      and outstanding 6,983,000
      shares                                              1,163,830        1,163,830
   Additional Paid in Capital                                38,785           38,785

   Deficit                                               (1,272,614)      (1,264,572)
                                                         ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                            (69,999)         (61,957)
      (Deficiency in Assets)

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                    $148,067         $178,479
                                                           ========         ========
   (Deficiency in Assets)

The accompanying notes to financial statements are an integral part of these statements.

                              NATIONAL INDUSTRIAL SECURITY CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                           (UNAUDITED)

                                                             1996             1995
                                                             ----             ----

SERVICE REVENUES (Note E)                                  $282,648         $337,651

COST AND EXPENSES:
   Labor                                                    213,822          247,655
   General and Administrative                                63,329           85,610
                                                           --------         --------

                                                            277,151          333,265
                                                           --------         --------

PROFIT FROM OPERATIONS                                        5,497            4,386

OTHER INCOME (EXPENSE):
   Interest expense                                          (4,235)          (4,462)
   Investment income                                             61               48
   Miscellaneous                                                242           (1,092)
                                                           --------         --------

NET (LOSS) PROFIT                                          $  1,081         $ (1,120)
                                                           ========         ========

NET (LOSS) PROFIT PER COMMON SHARE                         $    .00         $   (.00)
                                                           ========         ========



The accompanying notes to financial statements are an integral part of these statements.

                              NATIONAL INDUSTRIAL SECURITY CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                           (UNAUDITED)

                                                             1996             1995
                                                             ----             ----

SERVICE REVENUES (Note E)                                 $ 836,513         $1,041,513

COST AND EXPENSES:
   Labor                                                    627,764            793,042
   General and Administrative                               206,695            247,013
                                                          ---------         ----------

                                                            834,459          1,040,055
                                                          ---------         ----------

PROFIT FROM OPERATIONS                                        2,054              1,458

OTHER INCOME (EXPENSE):
   Interest expense                                         (11,526)           (11,187)
   Investment income                                            170                159
   Miscellaneous                                              1,261             (1,948)
                                                          ---------         ----------

NET LOSS                                                  $  (8,041)        $  (11,518)
                                                          =========         ==========

NET LOSS PER COMMON SHARE                                     $(.00)             $(.00)
                                                              =====              =====



The accompanying notes to financial statements are an integral part of these statements.

                              NATIONAL INDUSTRIAL SECURITY CORPORATION
                                         AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30
                                           (UNAUDITED)

                                                            1996               1995
                                                            ----               ----

CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
   Cash flows from operating activities:
      Net (LOSS)                                          $ (8,041)         $ (5,679)
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
          Depreciation                                       1,408             3,625
          Amortization                                       1,057               423
          Changes in assets and liabilities:
          Accounts receivable                               21,198           (15,184)
          Prepaid expenses                                   5,607               884
          Due from officer                                  (1,183)             (394)
          Accounts payable and accrued expenses            (18,139)              593
          Accrued salaries and related taxes               (16,517)           (2,829)
          Accrued legal fees                                (2,457)           (7,004)
          Furniture & Equipment                                520
          Deferred revenue                                     311               648
                                                          --------          --------

          Net cash provided by (used in) operating
           activities                                      (16,236)           (2,497)
                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit with bank                15,000           336,500
   Payments under line-of-credit with bank                                  (349,343)
   Borrowings on note payable to officer                     7,000            40,000
   Payments under note payable to officer                   (7,000)
   Payments of capital lease obligations                      (569)           (2,590)
                                                          --------          --------

      Net cash provided by financing activities             14,431            24,567
                                                          --------          --------

NET INCREASE (DECREASE) IN CASH                             (1,805)             (350)

CASH, beginning of period                                   32,482            20,390
                                                          --------          --------

CASH, end of period                                       $ 30,677          $ 20,040
                                                          ========          ========


The accompanying notes to financial statements are an integral part of these statements.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED SEPTEMBER 30, 1996

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at September 30, 1996 and the results of the operations and changes in their cash flows for the nine month period ending September 30, 1996.

   Depreciation and amortization:
   ------------------------------

      Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

      Deferred charges at September 30, 1996 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $17,403 at December 31, 1995 and $18,460 at September 30, 1996.

   Income/Loss per share:
   ----------------------

      Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED SEPTEMBER 30, 1996
                                (Continued)

NOTE B - DEBT

      At September 30, 1996, the Company had borrowed $15,000 of its $50,000 bank line of credit. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime (8.25% at Sept. 30, 1996) plus 2%. The line of credit expires in June 1997.

      The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of September 30, 1996, the loan amount was $100,000 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.25% at Sept. 30, 1996) plus 5.25%.

      Interest expense relating to the above notes was $11,596 for the nine months ending September 30, 1996.

      A lawsuit against the Company was settled by arbitration in March 1996. Funds used in the settlement were provided by the Company president and are reflected in the current liability section of the balance sheet as a note payable.


NOTE C - INCOME TAXES

      At September 30, 1996, the Company had net operating loss carryforwards aggregating approximately $810,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED SEPTEMBER 30, 1996

NOTE D - COMMITMENTS AND CONTINGENCIES:

   Leases:
   -------

      The Company leased its office space under an operating lease expired on July 31, 1996. The Company has signed a new lease effective August
1996 to increase its square feet from 1,369 to 1,500 with a 45% reduction in cost. The office relocated to the new nearby location in May 1996.
The new lease expires in August 1998.

                                                  Operating
                                                   Leases
                                                  ---------
1996                                               $ 3,000
1997                                                12,000
1998                                                 8,000
                                                   -------
Total payments                                      23,000

                                                   $23,000
                                                   =======

      Rent expense was $15,179 and $14,373 for the nine months ending September 30, 1996 and 1995, respectively.


NOTE E - SIGNIFICANT CUSTOMERS:

      Revenues with 3 major customers accounted for approximately 37% of total service revenues at Sept. 30, 1996. Accounts receivable from these 3 customers represent approximately 50% of total trade accounts receivable at September 30, 1996.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED SEPTEMBER 30, 1996
                                (Continued)


              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service (the Company no longer sells the alarm systems). Approximately 90 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 100 security guards and an office staff of 5 all in St. Louis, Missouri.


RESULTS OF OPERATIONS

      Revenues for the nine months ending Sept. 30, 1996, decreased $205,000 (19%) compared with the same period in 1995. The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

      The Company is seeking suitable merger or acquisition candidates. Preliminary discussions have been made with two such companies, but no definitive agreements have been made to date. All prior acquisition attempts with other companies have been terminated.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED SEPTEMBER 30, 1996
                                 (Continued)

      The percentage of labor expense to service revenues decreased from 76% at Sept. 30, 1995 to 75% at Sept. 30, 1996. At Sept. 30, 1996 general and administrative expenses decreased by $40,318 due to lower administrative salaries and reduced rent expense.

      Net loss for the nine months ended September 30, 1996 was $8,041 compared with a net loss of $11,518 during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position at Sept. 30, 1996 was $30,677. The cash position varies day-to-day depending on collections and the timing of payroll obligations.

                                  SIGNATURE
                                  ---------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL INDUSTRIAL SECURITY
                                             CORPORATION

Date: November 15, 1996
                                             By:-------------------------------
                                                Max T. Jackson, President,
                                                Treasurer and Chairman of the
                                                Board of Directors
                                                (Principal Executive, Financial
                                                and Accounting Officer)