Form 10KSB
period 1996-12-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1997-03-31
CIK 104401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   December 31, 1996                                             2-31080
-------------------------------------------------------------------------------
(For fiscal year ended)                                   (Commission File No.)

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
              (Exact name of Small Business Issuer as specified in
                                  its charter)

               Delaware                                         86-0214815
-------------------------------------------------------------------------------
      (State or Other Jurisdiction                           (I.R.S. Employer
    of Incorporation of Organization)                       Identification No.)

225 East Kirkham Road St. Louis, Missouri                         63119
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                         (Zip)

                                (314) 962-1414
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.16 2/3 per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes  X  No
                                                               ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Aggregate market value of Common Stock held by non-affiliates of Registrant as of March 1, 1997. 91,680.00

Issuer's revenues for fiscal year 1996  $1,081,639

The number of shares of Common Stock outstanding as of March 1, 1997:
6,983,000

Total number of pages, including cover page -- 21

                      DOCUMENTS INCORPORATED BY REFERENCE

      The portions of this report listed below have been incorporated by reference from the Company's Proxy Statement. All references herein to the "Proxy Statement" refer to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year (December 31, 1996).

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

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                   ----------------------------------------
                                  FORM 10-KSB
                                  -----------
                                    PART I
                                    ------

ITEM 1 - BUSINESS
-----------------

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

The Company's corporate offices are in St. Louis, Missouri. The Company currently employs approximately 80 security guards in St. Louis, and has an office staff of 5 persons. The Company has not engaged in any overseas operations nor does it have foreign customers.

The security guard business of the Company is highly competitive both on the basis of price and service. The Company competes in its market with several established nationwide security firms which are considerably larger, have greater financial resources and a more diversified business range than the Company. The Company's knowledge of the local market and low cost structure allows the Company to compete effectively in the St. Louis guard service market. The Company does not experience any significant seasonal fluctuations. Transactions with three major clients of the Company accounted for approximately 46% of the Company's total revenues for 1996.

ITEM 2 - PROPERTIES
-------------------

      The Company's corporate offices are located at 225 East Kirkham Road, St. Louis, Missouri 63144. The Company has signed a new lease effective July 1996 to increase its square feet from 1,369 to 1,500 with a 45% reduction in cost. The new lease expires in August 1998 and is not material in term or amount.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders, through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
-------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

                               MARKET INFORMATION

      The Company's Common Stock has traded in the "Over the Counter" market during the past ten (10) years. The Company's stock currently trades in the NASD "OTC Bulletin Board," the NASD automated system for reporting non-NASDAQ quotes. There are currently four (4) market makers for the Company's stock. The stock historically trades at a very low volume and frequently experiences periods where there are no shares being traded. Approximately 1,163,000 shares of the company's currently outstanding stock have been registered. As of December 31, 1996, there were approximately 445 holders of the Company's common stock.

       The following table sets forth the high and low bid prices for the Company's stock as reported by inter-dealer market quotations in the Market Chronicle of the National Quotation Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                   Calendar       Market Bid Price              Dividend
                   Quarter        High       Low                Declared
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
1995               1st            $.07       $.06               None
                   2nd            $.07       $.03               None
                   3rd            $.12       $.03               None
                   4th            $.06       $.03               None
-----------------------------------------------------------------------------
1996               1st            $.06       $.06               None
                   2nd            $.09       $.06               None
                   3rd            $.09       $.03               None
                   4th            $.04       $.03               None


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

      The Company is a Missouri-based corporation providing security guard and related security services to industrial, commercial, governmental, healthcare and other institutional clients.

                           1996 RESULTS OF OPERATIONS
                           --------------------------

      During 1996, the Company's revenues decreased 21% to $1,081,639 from $1,363,107 in 1995. The decline in revenues was primarily due to the loss of clients due to competitive bidding. The Company has added two smaller clients that has partially offset the previous loss of customers. The two new clients are smaller in size and revenues than the clients lost. The Company has reduced expenses to offset the decrease in revenues. The reduction of expenses offset decreased revenues and resulted in a profit from operations of $16,293 in 1996 compared with loss from operations of $13,948 in 1995 after depreciation and amortization expense of $ 4,062 in 1996 and $22,199 in 1995.

      The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.


                           1995 RESULTS OF OPERATIONS
                           --------------------------

      During 1995, the Company's revenues decreased 7% to $1,363,107 from $1,461,519 in 1994. The decline in revenues was primarily due to the loss of clients due to competitive bidding. The Company has added six smaller clients that has partially offset the previous loss of customers. The six new clients are smaller in size and revenues than the clients lost. The decreased revenues resulted in a loss from operations of $13,948 in 1995 compared with loss from operations of $57,054 in 1994 after depreciation and amortization expense of $22,199 in 1995 and $16,308 in 1994. The Company produced a positive cash flow from operations of $8,251 in 1995.

      The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

      The Company's cash position at December 31, 1996 was $ 9,103, compared with $32,482 at December 31, 1995; the cash position varies day-to-day, depending on collections and the timing of payroll obligations. At December 31, 1996 the Company had a $15,000 balance on its $50,000 bank line of credit. The Company also has a $100,000 loan from the President of the Company, of which $100,000 remained outstanding as of December 31, 1996. This loan is collateralized by the Company's accounts receivable.

      The Company has a $7,500 non interest-bearing note receivable due from the President, and intends to eliminate this loan over the next 12 months. The aforementioned loan by the President to the Company is for working capital purposes and is treated separately.

      The Company's core business of providing security guard services in the St. Louis metropolitan area was down approximately 21% in 1996 due to the loss of several large customers. The Company hopes to reestablish revenue growth through the recruitment of additional new clients during 1997. If new clients are not added, Management anticipates the Company's 1997 revenues based on existing customers will be approximately $1 million. Several new clients have been added over the past six months to partially offset the previous loss of customers. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

      In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. Approximately 80 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues.

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

      The Company's Consolidated Financial Statements and the Independent Auditors' Report are presented in a separate section of this report -- see page 8, Index to Financial Statements.

ITEM 8 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
-------------------------------------------------------------------------------
DISCLOSURE
----------

      None.

                                    PART III
                                    --------

ITEMS 9, 10, 11 AND 12 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
-----------------------------------------------------------------------------
      EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      -----------------------------------------------------------------------
      AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      --------------------------------------------------------------

      In accordance with the instructions for Part III, the information called for by these items is incorporated by reference from the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


                                    PART IV
                                    -------

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

      (a) The following documents are filed as part of this report:

              1) Financial Statements -- see index on page 8.
              2) Exhibits -- see Index to Exhibits on page 8.

      (b) No current reports on Form 8-K were filed by the Company during the period from September 30, 1996 to December 31, 1996.


                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL INDUSTRIAL SECURITY
                                          CORPORATION

Date: March 31, 1997                      By:-----------------------------
                                                Max T. Jackson, President,
                                                Treasurer, Director and
                                                Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

-------------------------     Director, Treasurer,    March 31, 1997
Max T. Jackson                Chairman of the
                              Board of Directors
                              and President
                              (Principal Executive,
                              Financial and Accounting
                              Officer)

-------------------------     Director and Secretary  March 31, 1997
Warren W. Davis

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


                               INDEX TO EXHIBITS

Exhibit and Number
(Ref. to Item 601(a)
Exhibit Table of
Regulation S-B)             Description of Document
                            -----------------------

Exhibit 3   Articles of Incorporation and By-Laws
            -------------------------------------

            Incorporated herein by reference pursuant to Rule 12b)-23 from Exhibit A and Exhibit C to Annual Report on Form 10-KSB for the year ended December 31, 1983, File No. 2-31080.


Exhibit 22  Subsidiaries of the Company
            ---------------------------

            Located at page F-13 herein.

                         Independent Auditors' Report
                         ----------------------------

To the Board of Directors and Stockholders of National Industrial Security Corporation


      We have audited the consolidated balance sheets of National Industrial Security Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Industrial Security Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



St. Louis, Missouri
February 20, 1997

Management's Disclosure Regarding Prior Period Independent Auditors' Report
---------------------------------------------------------------------------

      The financial statements of National Industrial Security Corporation as of and for the year ended December 31, 1994, were audited by Deloitte and Touche LLP whose report dated March 17, 1995, expressed an unqualified opinion on those statements. The report of Deloitte and Touche LLP was included in the Form 10-K filing for fiscal year ended December 31, 1994. Deloitte and Touche LLP has refused to reissue their report on the basis of a fee dispute in the amount of $8,350; consisting of $3,350 relating to preparation of the 1988 tax return and $5,000 relating to consulting services for the 1994 proposed merger with Norcom Entertainment and Communications, Inc. Management of National Industrial Security Corporation requested additional information supporting the fees in dispute from Deloitte and Touche LLP by letter dated February 19, 1996. National Industrial Security Corporation has not received satisfactory response to the February 19, 1996 request and considers the fees in dispute.

                                    National Industrial Security Corporation
                                                 and Subsidiaries

                                            CONSOLIDATED BALANCE SHEETS

                                                    December 31,

                 ASSETS                                           1996                   1995
                                                              -----------             -----------
CURRENT ASSETS
   Cash                                                        $   9,103               $  32,482
   Accounts receivable
     Trade                                                        79,431                 101,772
     Other                                                           891                   2,412
                                                              -----------             -----------
                                                                  80,322                 104,184
   Prepaid expenses                                               19,820                   9,923
                                                              -----------             -----------
       Total current assets                                      109,245                 146,589


PROPERTY AND EQUIPMENT - at cost
   Furniture and equipment                                        85,034                 127,288
   Leasehold improvements                                              -                   8,880
                                                              -----------             -----------
                                                                  85,034                 136,168

   Less accumulated depreciation
     and amortization                                            (83,715)               (132,297)
                                                              -----------             -----------
                                                                   1,319                   3,871

DEFERRED CHARGES - set of
   accumulated amortization                                       11,720                  13,230

DUE FROM OFFICER                                                  16,236                  14,789
                                                              -----------             -----------

                                                               $ 138,520               $ 178,479
                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY                              1996                    1995
                                                              -----------             -----------
CURRENT LIABILITIES
   Line of credit with bank                                    $  15,000               $       -
   Accounts payable and accrued expenses                          15,759                  19,365
   Accrued salaries and related taxes                             25,587                  72,983
   Accrued legal fees                                             40,722                  45,606
   Deferred revenue                                                2,406                   1,913
   Current portion of capital lease obligation                         -                     569
                                                              -----------             -----------
      Total current liabilities                                   99,474                 140,436


NOTE PAYABLE TO OFFICER                                          100,000                 100,000

STOCKHOLDERS' EQUITY
 (DEFICIENCY IN ASSETS)
   Common stock - authorized 12,000,000
     shares; par value $.1667 per share;
     6,983,000 shares issued and outstanding                   1,163,830               1,163,830
   Additional paid-in capital                                     38,785                  38,785
   Deficit                                                    (1,263,569)             (1,264,572)
                                                              -----------             -----------
   Total stockholders' equity
   (deficiency in assets)                                        (60,954)                (61,957)
                                                              -----------             -----------
                                                               $ 138,520               $ 178,479
                                                              ===========             ===========

The accompanying notes are an integral part of these statements.

                                         National Industrial Security Corporation
                                                      and Subsidiaries

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,

                                                                 1996                    1995                    1994
                                                             -----------             -----------             -----------
Service revenues                                              $1,081,639              $1,363,107              $1,461,519

Cost and expenses
   Labor                                                         789,606               1,021,083               1,097,530
   General and administrative                                    271,678                 333,773                 367,214
   Depreciation and amortization                                   4,062                  22,199                  16,308
   Acquisition/merger expense                                          -                       -                  37,521
                                                             ------------             -----------             -----------

                                                               1,065,346               1,377,055               1,518,573
                                                             ------------             -----------             -----------

Earnings (loss) from operations                                   16,293                 (13,948)                (57,054)

Other income (expense)
   Interest expense                                              (15,290)                (14,881)                (12,688)
   Other - net                                                         -                   1,800                     793
                                                             ------------             -----------             -----------

        NET EARNINGS (LOSS)                                   $    1,003               $ (27,029)              $ (68,949)
                                                             ============             ===========             ===========

   NET EARNINGS (LOSS) PER
          COMMON SHARE                                        $        -               $       -               $   (O.O1)
                                                             ============             ===========             ===========

The accompanying notes are an integral part of these statements.

                                        National Industrial Security Corporation
                                                    and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (DEFICIENCY IN ASSETS)

                                                 Years ended December 31,


                                                                                                               Total
                                                                                                            Stockholders'
                                               Common Stock                Additional                          Equity
                                      -----------------------------         Paid-in                        (Deficiency in
                                         Shares           Amount            Capital          Deficit           Assets)
                                      -----------      ------------       -----------     -------------     -------------
BALANCES, DECEMBER 31, 1994            6,983,000        $1,163,830         $  38,785       $(1,237,543)      $   (34,928)

   Net loss                                    -                 -                 -           (27,029)          (27,029)
                                      -----------      ------------       -----------     -------------     -------------

BALANCES, DECEMBER 31,1995             6,983,000         1,163,830            38,785        (1,264,572)          (61,957)

   Net earnings                                -                 -                 -             1,003             1,003
                                      -----------      ------------       -----------     -------------     -------------

BALANCES, DECEMBER 31,1996             6,983,000        $1,163,830         $  38,785       $(1,263,569)      $   (60,954)
                                      ===========      ============       ===========     =============     =============

The accompanying notes are an integral part of these statements.

                                             National Industrial Security Corporation
                                                         and Susidiaries

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,

                                                                 1996                    1995                    1994
                                                             -----------             -----------             -----------
Cash flows from operating activities
   Net earnings (loss)                                          $  1,003               $ (27,029)            $   (68,949)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                               4,062                  22,199                  16,308
       Gain on sale of assets                                          -                  (1,800)                      -
       Changes in assets and liabilities
         Accounts receivable                                      23,862                  24,974                  15,568
         Prepaid expenses                                         (9,897)                  4,943                   5,666
         Due from officer                                         (1,447)                  5,921                   1,420
         Accounts payable and accrued expenses                    (3,606)                  8,268                    (400)
         Accrued salaries and related taxes                      (47,396)                  1,505                 (21,882)
         Accrued legal fees                                       (4,884)                (20,329)                 30,844
         Deferred revenue                                            493                     117                    (649)
                                                               ----------             -----------           -------------

           Net cash provided by (used in)
             operating activities                                (37,810)                 18,769                 (22,074)
                                                               ----------             -----------           -------------

Cash flows from investing activities
   Proceeds from sale of property                                      -                   1,800                       -
                                                               ----------             -----------           -------------

           Net cash provided by investing
             activities                                                -                   1,800                       -
                                                               ----------             -----------           -------------

Cash flows from financing activities
   Borrowings under line of credit with bank                      15,000                 574,500               1,283,130
   Payments under line of credit with bank                             -                (612,241)             (1,342,515)
   Borrowings on note payable to officer                               -                  40,000                  90,000
   Payments under note payable to officer                              -                       -                 (30,000)
   Payments of capital lease obligations                            (569)                (10,736)                 (9,767)
                                                               ----------             -----------           -------------

           Net cash provided by (used in)
             financing activities                                 14,431                  (8,477)                 (9,152)
                                                               ----------             -----------           -------------

           NET INCREASE (DECREASE)
             IN CASH                                             (23,379)                 12,092                 (31,226)

Cash at beginning of year                                         32,482                  20,390                  51,616
                                                               ----------             -----------           -------------
Cash at end of year                                             $  9,103               $  32,482             $    20,390
                                                               ==========             ===========           =============
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for interest                       $ 16,071               $  14,881             $    12,688
                                                               ==========             ===========           =============

The accompanying notes are an integral part of these statements.

                   National Industrial Security Corporation
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1996, 1995 and 1994


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1.    Nature of Entity
        ----------------

  National Industrial Security Corporation primarily provides security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri metropolitan area.

  2.    Principles of Consolidation
        ---------------------------

  The consolidated financial statements include the accounts of National Industrial Security Corporation (the "Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1996. All material intercompany balances have been eliminated.

  3.    Revenue Recognition
        -------------------

  In general, the Company's contracts with its clients have terms of one year with an automatic renewal. The contracts can be canceled, however, at any time upon 30 days notice. The contracts contain hourly rates for guard services provided. The Company recognizes revenue as services are performed in accordance with the contract terms.

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

  Deferred charges consist principally of goodwill and patent costs which are being amortized on the straight-line basis over the expected period of recoverability of such costs based upon expected future operating results, which is 15 to 20 years. Recoverability is reviewed on an annual basis. Accumulated amortization of deferred charges was $18,912 and $17,403 at December 31, 1996 and 1995, respectively.

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

                 Years ended December 31, 1996, 1995 and 1994


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

  6.    Fair Value of Financial Instruments
        -----------------------------------

  The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of cash, trade receivables and trade payables are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's debt instruments is considered to approximate their fair value at December 31, 1996, based on market rates and conditions and the fact that all such instruments' rates are variable depending on the current quoted prime rate.

  7.    Income (loss) Per Share
        -----------------------

  Income (loss) per share computations are based on the weighted average number of common shares outstanding each year.

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

                   National Industrial Security Corporation
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years ended December 31, 1996, 1995 and 1994


NOTE B - DEBT

  At December 31, 1996, the Company had a $50,000 bank line of credit, of which $15,000 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and by a personal guarantee of the Company's President and require monthly interest payments at prime (8.25% at December 31, 1996) plus 2.0%. The line of credit expires in June 1997. The line of credit was unused at December 31, 1995.

  The Company has a $100,000 loan from the President of the Company to meet its working capital requirements as of December 31, 1996 and 1995. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.25% at December 31, 1996) plus 5.25% and is due May 31, 1998. Included in interest expense on the consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994 is $14,243, $12,677 and $6,378, respectively, of interest related to notes payable to the President of the Company.


NOTE C - INCOME TAXES

  At December 31, 1996, the Company has net operating loss carryforwards aggregating approximately $792,000 expiring through 2010 (the majority of such net operating loss carryforwards expire in 1999 and 2001). The Company also has general business credit carryforwards of $8,450 expiring principally in 1998.

                   National Industrial Security Corporation
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years ended December 31, 1996, 1995 and 1994

NOTE C - INCOME TAXES - Continued

  Temporary differences and the aforementioned net operating loss carryforwards and tax credit carryforwards gave rise to deferred tax assets at December 31, 1996 and 1995 as follows:


                                                    1996                  1995
                                                 ---------              --------
   Deferred tax assets
     Net operating loss carryforwards            $ 316,800             $ 328,000
     Tax credit carryforwards                        8,450                 8,450
                                                -----------           -----------

      Total deferred tax assets                    325,250               336,450

   Deferred tax liabilities                         (2,600)               (2,600)

   Valuation allowance                            (322,650)             (333,850)
                                                -----------           -----------
      Net deferred tax assets                    $       -             $       -
                                                ===========           ===========

  Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that it is not likely that future operating income of the Company will be sufficient to fully recognize the net deferred tax asset. Therefore, a valuation allowance for the entire amount of the net deferred tax asset has been recorded.

  The valuation allowance increased (decreased) by approximately $(11,000), $7,000 and $26,000 for the years ending December 31, 1996, 1995 and 1994, respectively.

NOTE D - COMMITMENTS

  The Company leases its office space under an operating lease expiring in August 1998. Future minimum lease commitments under all non-cancelable operating and capital leases in effect at December 31, 1996 are as follows:

      Year ended December 31,
        1997                                           $ 12,000
        1998                                              8,000
                                                      ----------
                                                       $ 20,000
                                                      ==========


  Rent expense was $20,200, $22,200, and $33,300 in 1996, 1995, and 1994,
  respectively.

                     National Industrial Security Corporation
                                and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                   Years ended December 31, 1996, 1995 and 1994

NOTE E - DUE FROM OFFICER

  At December 31, 1996 and 1995, the Company has a note receivable of $7,500 due from the President of the Company. The note is non-interest bearing and payable on or before December 31, 1997. Also, the Company has non-interest bearing receivables due from the President in the amount of $8,736 and $7,289 at December 31, 1996 and 1995, respectively. The amounts due are primarily for a portion of the monthly lease payments and repairs on the Company's leased automobiles prior to 1996.

NOTE F - STOCKHOLDERS' EQUITY

  In 1994, the Company granted to the President and two other stockholders, options to purchase 500,000, 250,000 and 250,000 shares of common stock, respectively. The options are exercisable at a price of $.10 per share and expire March 18, 1997.

  On February 10, 1995, the Company granted options to purchase 4,000,000 shares of common stock. The options are contingent on certain performance levels achieved in a currently inactive subsidiary. The options are exercisable at a price of $.10 per share and expire February 10, 1998 or upon dissolution of the subsidiary. No options were exercised during 1996 or 1995.

NOTE G - SIGNIFICANT CUSTOMERS

  The Company generated service revenues (as a percentage of total service revenues) with major customers during the three years ending December 31, 1996 as detailed below:

                Customer                    1996                    1995                    1994
                --------                   ------                  ------                  ------
                   A                         12%                     21%                     21%
                   B                         - %                     - %                     16%
                   C                         16%                     12%                     12%
                   D                         18%                     12%                     12%

  Accounts receivable (as a percent of total trade accounts receivable) as of December 31, 1996 and 1995 from the aforementioned customers are as follows:

                Customer                    1996                    1995
                --------                   ------                  ------
                   A                         - %                     20%
                   B                         - %                     - %
                   C                         15%                      9%
                   D                         21%                     12%

                   National Industrial Security Corporation
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                 Years ended December 31, 1996, 1995 and 1994


NOTE H - ACQUISITION/MERGER EXPENSE

  In 1994, the Company incurred legal and other professional expenses in the amount of $37,521, for proposed merger transactions which were subsequently terminated.