Form 10-Q
period 1997-03-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1997-05-14
CIK 104401

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                     Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For Quarter Ended March 31, 1997

Commission File Number 2-31080

                     NATIONAL INDUSTRIAL SECURITY CORPORATION
             (Exact Name of Registrant As Specified In Its Charter)


           DELAWARE                                     860214815
        (State or other                             (I.R.S. Employer
        jurisdiction of                            Identification No.)
        incorporation
        or organization)


                 225 East Kirkham Ave. St. Louis, Missouri  63119
              (Address of Principal Executive Offices,   Zip Code)

                               (314) 962-1414
                             (Telephone Number)

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

                     6,983,000 shares of Common Stock
                    were issued and outstanding as of
                            March 31, 1997

                                PART I

                        FINANCIAL INFORMATION
                    Item 1 - Financial Statements

              NATIONAL INDUSTRIAL SECURITY CORPORATION
                          AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                            (unaudited)
                               ASSETS

                                                                    3/31/97              12/31/96
                                                                  (unaudited)
CURRENT ASSETS
  Cash                                                             $ 14,294              $  9,103
  Accounts Receivable: (Note B & E)
    Trade                                                            42,254                79,431
    Other                                                               143                   891
  Prepaid Expenses                                                   15,029                19,820
  TOTAL CURRENT ASSETS                                               74,720               109,245

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                                            85,034                85,034

  Less Accumulated Depreciation and Amortization                    (84,015)              (83,715)
                                                                      1,019                 1,319

DEFERRED CHARGES, Net of accumulated amortization                    11,268                11,720

DUE FROM OFFICER                                                     16,235                16,235

TOTAL ASSETS                                                       $103,242              $138,520
                                                                   --------              --------


The accompanying notes to financial statements are an integral part of these statements.




                              NATIONAL INDUSTRIAL SECURITY CORPORATION
                                           AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES & STOCKHOLDERS EQUITY

                                                                   3/31/97               12/31/96
                                                                 (unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $ 11,839              $ 15,759
  Accrued salaries and related taxes                                 27,138                25,587
  Accrued legal fees                                                 41,622                40,722
  Line of Credit                                                      5,000                15,000
  Deferred revenue                                                    2,233                 2,406
      TOTAL CURRENT LIABILITIES                                      87,832                99,474


Long Term Note (Note B)                                              90,000               100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized 12,000,000 shares; par value
    $.1667 per share; issued and outstanding 6,983,000 shares     1,163,830             1,163,830
  Additional Paid in Capital                                         38,785                38,785

  Deficit                                                        (1,277,205)           (1,263,569)
      TOTAL STOCKHOLDERS' EQUITY                                    (74,590)              (60,954)
      (Deficiency in Assets)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $103,242              $138,520
  (Deficiency in Assets)                                           --------              --------


The accompanying notes to financial statements are an integral part of these statements.


                                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED MARCH 31
                                              (UNAUDITED)


                                                                     1997                  1996
SERVICE REVENUES (Note E)                                          $183,733              $275,923

COST AND EXPENSES:
  Labor                                                             139,805               204,335
  General and Administrative                                         54,048                70,139

                                                                    193,853               274,474

PROFIT (LOSS) FROM OPERATIONS                                       (10,120)                1,449

OTHER INCOME (EXPENSE):
  Interest expense                                                   (3,594)               (3,637)
  Investment income                                                      42                    60
  Miscellaneous                                                          36                 1,607

NET (LOSS) PROFIT                                                  $(13,636)             $   (521)
                                                                   --------              --------
NET (LOSS) PROFIT PER COMMON SHARE                                 $   (.00)             $   (.00)
                                                                   --------              --------


The accompanying notes to financial statements are an integral part of these statements.


                                NATIONAL INDUSTRIAL SECURITY CORPORATION
                                            AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      THREE MONTHS ENDED MARCH 31
                                               (UNAUDITED)

                                                                     1997                  1996
CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net (LOSS)                                                     $(13,636)             $   (521)
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                    300               (41,200)
        Amortization                                                    451                   302
        Changes in assets and liabilities:
        Accounts receivable                                          34,926                16,062
        Prepaid expenses                                              4,792                (1,849)
        Due from officer                                                                     (395)
        Accounts payable and accrued expenses                        (3,920)               (6,902)
        Accrued salaries and related taxes                            1,551               (20,254)
        Accrued legal fees                                              900                (2,498)
        Deferred revenue                                                173                   475

        Net cash provided by (used in) operating activities          25,191               (14,526)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit with bank
  Payments under line-of-credit with bank                           (10,000)
  Borrowings on note payable to officer
  Payments under note payable to officer                            (10,000)

        Net cash provided by financing activities                   (20,000)                 (569)

NET INCREASE (DECREASE) IN CASH                                       5,191               (15,095)

CASH, beginning of period                                             9,103                32,482

CASH, end of period                                                $ 14,294              $ 17,387
                                                                   --------              --------


The accompanying notes to financial statements are an integral part of these statements.


               NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of consolidation:

     The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1996 or during fiscal 1997. All material intercompany balances have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at March 31, 1997 and the results of the operations and changes in their cash flows for the three month period ending March 31, 1997.

   Depreciation and amortization:

     Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

     Deferred charges at March 31, 1997 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $18,912 at December 31, 1996 and $19,363 at March 31, 1997.

   Income/Loss per share:

     Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1997
                              (Continued)

NOTE B - DEBT

     At March 31, 1997, the Company had a $50,000 bank line of credit, of which $5,000 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime (8.25% at March 31, 1997) plus 2%. The line of credit expires in June 1997.

     The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of March 31, 1997, the loan amount was $90,000 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.25% at March 31, 1997) plus 5.25%. Interest expense relating to this note was $3,240 for the 3 months ending March 31, 1997.

NOTE C - INCOME TAXES

     At March 31, 1997 the Company had net operating loss carryforwards aggregating approximately $792,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1997
                               (Continued)

NOTE D - COMMITMENTS AND CONTINGENCIES:

   Leases:

     The Company leases its office space under an operating lease expiring in August 1998. Future minimum lease commitments under all non cancelable operating and capital leases in effect at March 31, 1997 as follows:

                                      Operating
                                       Leases
1997                                   $ 9,000
1998                                     8,000

Total payments                         $17,000

                                       $17,000
                                       -------

     Rent expense was $3,000 and $4,791 for the three months ending March 31, 1997 and 1996, respectively.

NOTE E - SIGNIFICANT CUSTOMERS:

     Revenues with 2 major customers accounted for approximately 52% of total service revenues at March 31, 1997. Accounts receivable from these 2 customers represent approximately 36% of total trade accounts receivable at March 31, 1997.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1997
                                (Continued)

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. (the Company no longer sells the alarm systems) Approximately 90 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 80 security guards and an office staff of 4 all in St. Louis, Missouri.

RESULTS OF OPERATIONS

     Revenues for the three months ending March 31, 1997, decreased $92,190 (33%) compared with the same period in 1996. The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

     The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1997
                                (Continued)

     The percentage of labor expense to service revenues decreased from 74% at March 31, 1996 to 76% at March 31, 1997. At March 31, 1997 general and administrative expenses decreased by $16,091 due to lower administrative salaries and reduced rent expense.

     Net loss for the three months ended March 31, 1997 was $13,636 compared with a net loss of $521 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position at March 31, 1997 was $14,294. The cash position varies day-to-day depending on collections and the timing of payroll obligations.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL INDUSTRIAL SECURITY
                                       CORPORATION

Date:  May 15, 1997
                                       By:
                                          Max T. Jackson, President,
                                          Treasurer and Chairman of the
                                          Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)