Form 10QSB
period 1997-06-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1997-08-06
CIK 104401

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997

Commission File Number 2-31080


                     NATIONAL INDUSTRIAL SECURITY CORPORATION
              ------------------------------------------------------
              (Exact Name of Registrant as Specified In Its Charter)


           DELAWARE                                     860214815
       ---------------                              ----------------
       (State or other                              (I.R.S. Employer
       jurisdiction of                             Identification No.)
        incorporation
       or organization)

                225 East Kirkham Ave St. Louis, Missouri  63119
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (314) 962-1414
                               ------------------
                               (Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                   YES     X                            NO
                       ---------                            ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                       6,983,000 shares of Common Stock
                      were issued and outstanding as of
                                June 30, 1997

                                      PART I

                              FINANCIAL INFORMATION
                              ---------------------
                          Item 1 - Financial Statements


                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS
                                     ------

                                                       6/30/97             12/31/96
                                                       -------             --------
                                                     (unaudited)
CURRENT ASSETS
 Cash                                                 $ (6,047)            $  9,103
 Accounts Receivable:  (Note B & E)
   Trade                                                37,321               79,431
   Other                                                   (75)                 891
 Prepaid Expenses                                       10,218               19,820
                                                      --------             --------
 TOTAL CURRENT ASSETS                                   41,417              109,245

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                               85,034               85,034

  Less Accumulated Depreciation
    and Amortization                                   (84,315)             (83,715)
                                                      --------             --------
                                                           719                1,319


DEFERRED CHARGES, Net of accumulated
  amortization                                          10,814               11,720

DUE FROM OFFICER                                        16,235               16,235
                                                      --------             --------

TOTAL ASSETS                                          $ 69,185             $138,520
                                                      ========             ========



The accompanying notes to financial statements are an integral part of these statements.

                            NATIONAL INDUSTRIAL SECURITY CORPORATION
                                        AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                               LIABILITIES & STOCKHOLDERS EQUITY
                               ---------------------------------
                                                          6/30/97                        12/31/96
                                                          -------                        --------
                                                        (unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $    11,336                     $    15,759
  Accrued salaries and related taxes                         19,884                          25,587
  Accrued legal fees                                         42,522                          40,722
  Line of Credit                                              4,000                          15,000
  Deferred revenue                                            2,066                           2,406
                                                        -----------                     -----------
     TOTAL CURRENT LIABILITIES                               79,808                          99,474



Long Term Note (Note B)                                      77,000                         100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized
    12,000,000 shares; par value
    $.1667 per share; issued
    and outstanding 6,983,000
    shares                                                1,163,830                       1,163,830
  Additional Paid in Capital                                 38,785                          38,785

  Deficit                                                (1,290,238)                     (1,263,569)
                                                        -----------                     -----------

     TOTAL STOCKHOLDERS' EQUITY                             (87,623)                        (60,954)
     (Deficiency in Assets)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  $    69,185                     $   138,520
  (Deficiency in Assets)                                ===========                     ===========


The accompanying notes to financial statements are an integral part of these statements.

                       NATIONAL INDUSTRIAL SECURITY CORPORATION
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED JUNE 30
                                     (UNAUDITED)

                                                 1997                        1996
                                                 ----                        ----
SERVICE REVENUES (Note E)                     $158,550                     $277,942

COST AND EXPENSES:
  Labor                                        121,712                      209,607
                                              --------                     --------
  General and Administrative                    46,783                       73,227

                                               168,495                      282,834
                                              --------                     --------


PROFIT (LOSS) FROM OPERATIONS                   (9,945)                      (4,892)

OTHER INCOME (EXPENSE):
  Interest expense                              (2,927)                      (3,654)
  Investment income                                  0                           49
  Miscellaneous                                   (160)                        (104)
                                              --------                     --------


NET (LOSS) PROFIT                             $(13,032)                    $ (8,601)
                                              ========                     ========
NET (LOSS) PROFIT PER COMMON SHARE            $(   .00)                    $ (  .00)
                                              ========                     ========



The accompanying notes to financial statements are an integral part of these statements.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)

                                                    1997                    1996
                                                    ----                    ----
SERVICE REVENUES (Note E)                         $342,283                $553,865

COST AND EXPENSES:
  Labor                                            261,517                 413,942
  General and administrative                       100,831                 143,366
                                                  --------                --------

                                                   362,348                 557,308
                                                  --------                --------

      PROFIT FROM OPERATIONS                       (20,065)                 (3,443)

OTHER INCOME (EXPENSE):
  Interest expense                                  (6,521)                 (7,291)
  Investment income                                     42                     109
  Miscellaneous                                       (124)                 (1,503)
                                                  --------                --------

NET LOSS                                          $(26,668)               $ (8,122)
                                                  ========                ========

NET LOSS PER COMMON SHARE                         $   (.00)               $   (.00)
                                                  ========                ========



The accompanying notes to financial statements are an integral part of these statements.

                               NATIONAL INDUSTRIAL SECURITY CORPORATION
                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30
                                             (UNAUDITED)

                                                                 1997                         1996
                                                                 ----                         ----

CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net (LOSS)                                                 $(26,668)                    $(   521)
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                                600                      (41,200)
        Amortization                                                906                          302
        Changes in assets and liabilities:
        Accounts receivable                                      43,076                       16,062
        Prepaid expenses                                          9,602                      ( 1,849)
        Due from officer                                                                     (   395)
        Accounts payable and accrued expenses                   ( 4,423)                     ( 6,902)
        Accrued salaries and related taxes                      ( 5,703)                     (20,254)
        Accrued legal fees                                        1,800                      ( 2,498)
        Deferred revenue                                        (   340)                         475
                                                               --------                     --------

        Net cash provided by (used in) operating
         activities                                              18,850                      (14,526)
                                                               --------                     --------



CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line-of-credit with bank
 Payments under line-of-credit with bank                        (11,000)
 Borrowings on note payable to officer
 Payments under note payable to officer                         (23,000)

    Net cash provided by financing activities                   (34,000)                     (   569)
                                                               --------                     --------


NET INCREASE (DECREASE) IN CASH                                 (15,150)                     (15,095)

CASH, beginning of period                                         9,103                       32,482
                                                               --------                     --------


CASH, end of period                                            $( 6,047)                    $ 17,387
                                                               ========                     ========

The accompanying notes to financial statements are an integral part of these statements.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED JUNE 30, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:
  ---------------------------

     The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsid-iaries, none of which operated in the three years ended December 31, 1996 or during fiscal 1997. All material intercompany balances have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at June 30, 1997 and the results of the operations and changes in their cash flows for the six month period ending June 30, 1997.

  Depreciation and amortization:
  -----------------------------

     Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

     Deferred charges at June 30, 1997 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $18,912 at December 31, 1996 and $19,512 at June 30, 1997.

  Income/Loss per share:
  ---------------------

     Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED JUNE 30, 1997
                                (Continued)

NOTE B - DEBT

     At June 30, 1997, the Company had a $50,000 bank line of credit, of which $4,000 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime (8.25% at June 30, 1997) plus 2%. The line of credit expires in June 1998.

     The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of June 30, 1997, the loan amount was $77,000 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime 8.25% at June 30, 1997) plus 5.25%. Interest expense relating to this note was $6,075 for the 6 months ending June 30, 1997.


NOTE C - INCOME TAXES

     At June 30, 1997 the Company had net operating loss carryforwards aggregating approximately $792,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED JUNE 30, 1997


NOTE D - COMMITMENTS AND CONTINGENCIES:

  Leases:

     The Company leases its office space under an operating lease expiring in August 1998. Future minimum lease commitments under all non cancelable operating and capital leases in effect at June 30, 1997 as follows:


                                              Operating
                                               Leases
                                              ---------
        1997                                   $ 6,000
        1998                                     8,000

        Total payments                         $14,000

                                               $14,000
                                               =======

     Rent expense was $6,000 and $10,582 for the six months ending June 30, 1997 and 1996, respectively.


NOTE E - SIGNIFICANT CUSTOMERS:

     Revenues with 2 major customers accounted for approximately 54% of total service revenues at June 30, 1997. Accounts receivable from these 2 customers represent approximately 64% of total trade accounts receivable at June 30, 1997.

                     NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            QUARTER ENDED JUNE 30, 1997
                                    (Continued)


                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service (the Company no longer sells the alarm systems). Approximately 90 alarm systems located in several states are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 70 security guards and an office staff of 4 all in St. Louis, Missouri.


RESULTS OF OPERATIONS

     Revenues for the six months ending June 30, 1997, decreased $211,582 (38%) compared with the same period in 1996. The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

     The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED JUNE 30, 1997
                                 (Continued)

     The percentage of labor expense to service revenues decreased from 74% at June 30, 1996 to 76% at June 30, 1997. At June 30, 1997 general and administrative expenses decreased by $42,535 due to lower administrative salaries and reduced rent expense.

     Net loss for the six months ended June 30, 1997 was $26,668 compared with a net loss of $9122 during the same period last year.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL INDUSTRIAL SECURITY
                                        CORPORATION

Date August 15, 1997
                                        By:
                                             ----------------------------------
                                             Max T. Jackson, President,
                                             Treasurer and Chairman of the
                                             Board of Directors
                                             (Principal Executive, Financial
                                             and Accounting Officer)