Form 10QSB
period 1997-09-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1997-11-03
CIK 104401

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997

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

                         6,983,000 shares of Common Stock
                         were issued and outstanding as of
                                September 30, 1997

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

                                              9/30/97           12/31/96
                                            (unaudited)
CURRENT ASSETS
   Cash                                      $ 17,989           $  9,103
   Accounts Receivable: (Note B & E)
      Trade                                    37,088             79,431
      Other                                     1,312                891
   Prepaid Expenses                             3,117             19,820
   TOTAL CURRENT ASSETS                        59,506            109,245

PROPERTY & EQUIPMENT, at cost (Note D)
   Furniture and Equipment                     85,034             85,034

   Less Accumulated Depreciation
      and Amortization                        (84,615)           (83,715)
                                                  419              1,319

DEFERRED CHARGES, Net of accumulated
   amortization                                10,361             11,720

DUE FROM OFFICER                               16,235             16,235

TOTAL ASSETS                                 $ 86,521           $138,520
                                              -------            -------


The accompanying notes to financial statements are an integral part of these statements.

                       NATIONAL INDUSTRIAL SECURITY CORPORATION
                                   AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                         LIABILITIES & STOCKHOLDERS EQUITY

                                                     9/30/97            12/31/96
                                                   (unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued expenses             $ 11,355           $ 15,759
   Accrued salaries and related taxes                  32,946             25,587
   Accrued legal fees                                  43,422             40,722
   Line of Credit                                      24,000             15,000
   Deferred revenue                                     1,677              2,406
      TOTAL CURRENT LIABILITIES                       113,400             99,474


Long Term Note (Note B)                                72,500            100,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
   Common Stock - authorized
      12,000,000 shares; par value
      $.1667 per share; issued
      and outstanding 6,983,000
      shares                                        1,163,830          1,163,830
   Additional Paid in Capital                          38,785             38,785

   Deficit                                         (1,301,994)        (1,263,569)
      TOTAL STOCKHOLDERS' EQUITY                      (99,379)           (60,954)
         (Deficiency in Assets)

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              $ 86,521           $138,520
   (Deficiency in Assets)                             -------            -------



The accompanying notes to financial statements are an integral part of these statements.

                            NATIONAL INDUSTRIAL SECURITY CORPORATION
                                        AND SUBSIDIARIES


                             CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                          (UNAUDITED)

                                                         1997                1996
SERVICE REVENUES (Note E)                              $162,000            $282,648

COST AND EXPENSES:
   Labor                                                123,023             213,822
   General and Administrative                            47,619              63,329

                                                        170,642             277,151

PROFIT (LOSS) FROM OPERATIONS                            (8,642)              5,497

OTHER INCOME (EXPENSE):
   Interest expense                                      (3,265)             (4,235)
   Investment income                                          0                  61
   Miscellaneous                                            150                 242

NET (LOSS) PROFIT                                      $(11,757)           $  1,081
                                                       ---------           --------

NET (LOSS) PROFIT PER COMMON SHARE                     $(   .00)           $    .00
                                                       ---------           --------


The accompanying notes to financial statements are an integral part of these statements.

                            NATIONAL INDUSTRIAL SECURITY CORPORATION
                                        AND SUBSIDIARIES


                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                          (UNAUDITED)

                                                         1997                1996
SERVICE REVENUES (Note E)                             $ 504,283           $ 836,513

COST AND EXPENSES:
   Labor                                                384,540             627,764
   General and administrative                           148,450             206,695

                                                        532,990             834,459

PROFIT (LOSS) FROM OPERATIONS                           (28,707)              2,054

OTHER INCOME (EXPENSE):
   Interest expense                                     ( 9,786)            (11,526)
   Investment income                                         42                 170
   Miscellaneous                                             26               1,261

NET LOSS                                              $( 38,425)          $(  8,041)
                                                      ----------          ----------

NET LOSS PER COMMON SHARE                                 $(.00)              $(.00)
                                                          ------              ------



The accompanying notes to financial statements are an integral part of these statements.

                            NATIONAL INDUSTRIAL SECURITY CORPORATION
                                        AND SUBSIDIARIES


                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED SEPTEMBER 30
                                          (UNAUDITED)

                                                         1997                1996
CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
   Cash flows from operating activities:
      Net (LOSS)                                       $(38,425)          $(   521)
      Adjustments to reconcile net earnings to
       net cash provided by operating activities:
        Depreciation                                        900            (41,200)
        Amortization                                      1,359                302
        Changes in assets and liabilities:
        Accounts receivable                              41,922             16,062
        Prepaid expenses                                 16,702            ( 1,849)
        Due from officer                                                   (   395)
        Accounts payable and accrued expenses           ( 4,404)           ( 6,902)
        Accrued salaries and related taxes                7,359            (20,254)
        Accrued legal fees                                2,700            ( 2,498)
        Deferred revenue                                   (729)               475

        Net cash provided by (used in) operating
         activities                                      27,386            (14,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit with bank              9,000
   Payments under line-of-credit with bank
   Borrowings on note payable to officer
   Payments under note payable to officer               (27,500)

        Net cash provided by financing activities       (18,500)              (569)

NET INCREASE (DECREASE) IN CASH                           8,886            (15,095)

CASH, beginning of period                                 9,103             32,482

CASH, end of period                                    $ 17,989           $ 17,387
                                                       --------           --------

The accompanying notes to financial statements are an integral part of these statements.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of consolidation:

        The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1996 or during fiscal 1997. All material intercompany balances have been eliminated.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at September 30, 1997 and the results of the operations and changes in their cash flows for the nine month period ending September 30, 1997.

    Depreciation and amortization:

        Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

        Deferred charges at September 30, 1997 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $18,912 at December 31, 1996 and $19,812 at September 30, 1997.

    Income/Loss per share:

        Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997
                                 (Continued)

NOTE B - DEBT

        At September 30, 1997, the Company had a $50,000 bank line of credit, of which $24,000 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime
(8.25% at Sept. 30, 1997) plus 2%. The line of credit expires in June 1998.

        The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of Sept. 30, 1997, the loan amount was $72,500 and is due May 31, 1998. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.25% at Sept. 30, 1997) plus 5.25%. Interest expense relating to this note was $8,558 for the 9 months ending September 30, 1997.


NOTE C - INCOME TAXES

        At September 30, 1997 the Company had net operating loss carryforwards aggregating approximately $792,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997

NOTE D - COMMITMENTS AND CONTINGENCIES:

    Leases:

        The Company leases its office space under an operating lease expiring in August 1998. Future minimum lease commitments under all non cancelable operating and capital leases in effect at September 30, 1997 are as follows:

                                                         Operating
                                                          Leases
1997                                                     $ 3,000
1998                                                       8,000

Total payments                                           $11,000

                                                         $11,000
                                                         -------

    Rent expense was $9,000 and $15,179 for the nine months ending September 30, 1997 and 1996, respectively.


NOTE E - SIGNIFICANT CUSTOMERS:

        Revenues with 2 major customers accounted for approximately 55% of total service revenues at Sept. 30, 1997. Accounts receivable from these 2 customers represent approximately 45% of total trade accounts receivable at September 30, 1997.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997
                                (Continued)


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company is a Missouri-based corporation providing security guard and related security services to commercial, industrial, governmental, healthcare and other institutional clients. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service (the Company no longer sells the alarm systems). Approximately
90 alarm systems located in several states are currently being monitored.
This activity accounts for less than 1% of the Company's revenues. The
Company primarily operates in the St. Louis, Missouri metropolitan area, and presently employs approximately 60 security guards and an office staff of 4 all in St. Louis, Missouri.


RESULTS OF OPERATIONS

        Revenues for the nine months ending September 30, 1997, decreased $332,230 (40%) compared with the same period in 1996. The decrease in revenues is due to the loss of several major clients. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

        The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                    NATIONAL INDUSTRIAL SECURITY CORPORATION
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1997
                                (Continued)

        The percentage of labor expense to service revenues decreased from 75% at September 30, 1996 to 76% at September 30, 1997. At Sept. 30, 1997 general and administrative expenses decreased by $58,245 due to lower administrative salaries and reduced rent expense.

        Net loss for the nine months ended Sept. 30, 1997 was $38,425 compared with a net loss of $8,041 during the same period last year.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL INDUSTRIAL SECURITY
                                       CORPORATION

Date: November 15, 1997
                                       By:
                                          Max T. Jackson, President,
                                          Treasurer and Chairman of the
                                          Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)