Form 10KSB
period 1997-12-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1998-04-01
CIK 104401

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20594

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

December 31, 1997 ---------------------------------------------- 2-31080 -------
(For fiscal year ended)                                    (Commission File No.)

                   NATIONAL INDUSTRIAL SECURITY CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)


            Delaware                                             86-0214815
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation of Organization)                            Identification No.)


      225 East Kirkham Road St. Louis, Missouri                      63119
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                       (Zip)


                                (314) 962-1414
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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
                                                           Yes   X   No
                                                               -----    -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Aggregate market value of Common Stock held by non-affiliates of Registrant as
of March 1, 1998:   $71,591.00

Issuer's revenues for fiscal year 1997   $709,400

The number of shares of Common Stock outstanding as of March 1, 1998   6,994,100

Total number of pages, including cover page -- 21

                      DOCUMENTS INCORPORATED BY REFERENCE

     The portions of this report listed below have been incorporated by reference from the Company's Proxy Statement. All references herein to the "Proxy Statement" refer to the definitive Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year (December 31, 1997).

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

The Company's corporate offices are in St. Louis, Missouri. The Company currently employs approximately 50 security guards in St. Louis, and has an office staff of 4 persons. The Company has not engaged in any overseas operations nor does it have foreign customers.

The security guard business of the Company is highly competitive both on the basis of price and service. The Company competes in its market with several established nationwide security firms which are considerably larger, have greater financial resources and a more diversified business range than the Company. The Company's knowledge of the local market and low cost structure allows the Company to compete effectively in the St. Louis guard service market. The Company does not experience any significant seasonal fluctuations. Transactions with three major clients of the Company accounted for approximately 62% of the Company's total revenues for 1997.

ITEM 2 - PROPERTIES
-------------------

     The Company's corporate offices are located at 225 East Kirkham Road, St. Louis, Missouri 63144. The Company leases 1,500 square feet. The present lease expires in August 1998 and is not material in term or amount.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
-------------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

                               MARKET INFORMATION

     The Company's Common Stock has traded in the "Over the Counter" market during the past ten (10) years. The Company's stock currently trades in the NASD "OTC Bulletin Board," the NASD automated system for reporting non-NASDAQ quotes. There are currently four (4) market makers for the Company's stock. The stock historically trades at a very low volume and frequently experiences periods where there are no shares being traded. Approximately 1,706,000 shares of the company's currently outstanding stock have been registered. As of December 31, 1997, there were approximately 439 holders of the Company's common stock.

     The following table sets forth the high and low bid prices for the Company's stock as reported by inter-dealer market quotations in the Market Chronicle of the National Quotation Bureau. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

           Calendar        Market   Bid Price      Dividend
           Quarter         High       Low          Declared
======================================================================
1996          1st          $.06      $.06          None
              2nd          $.09      $.06          None
              3rd          $.09      $.06          None
              4th          $.04      $.03          None

----------------------------------------------------------------------

1997          1st          $.06      $.03          None
              2nd          $.08      $.055         None
              3rd          $.06      $.055         None
              4th          $.07      $.055         None


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     The Company is a Missouri-based corporation providing security guard and related security services to industrial, commercial, governmental, healthcare and other institutional clients.

                          1997 RESULTS OF OPERATIONS
                          --------------------------

      During 1997, the Company's revenues decreased 34% to $709,400 from $1,081,639 in 1996. The decline in revenues was primarily due to the loss of clients due to competitive bidding, client restructuring, relocations, and budget reductions. The decreased revenues resulted in a loss from operations of $15,886 in 1997 compared with profit from operations of $16,293 in 1996 after depreciation and amortization expense of $13,130 in 1997 and $4,062 in 1996.

      During 1997, the Company had a net cash increase of $9,638 from operations, and net cash decrease of $13,000 in financing operations, for a total net cash decrease of $3,362.

      The Company is continuing to reduce expenses to a level to provide profitable operations.





                          1996 RESULTS OF OPERATIONS
                          --------------------------

      During 1996, the Company's revenues decreased 21% to $1,081,639 from $1,363,107 in 1995. The decline in revenues was primarily due to the loss of clients due to competitive bidding. The Company has added two smaller clients that has partially offset the previous loss of customers. The two new clients are smaller in size and revenues than the clients lost. The Company has reduced expenses to offset the decrease in revenues. The reduction of expenses offset decreased revenues and resulted in a profit from operations of $16,293 in 1996 compared with loss from operations of $13,948 in 1995 after depreciation and amortization expense of $4,062 in 1996 and $22,199 in 1995.

      The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

      The Company's cash position at December 31, 1997 was $5,741, compared with $9,103 at December 31, 1996; the cash position varies day-to-day, depending on collections and the timing of payroll obligations. At December 31, 1997 the Company had a $31,000 balance on its $50,000 bank line of credit. The Company also has a $100,000 loan from the President of Company, of which $71,000 remained outstanding as of December 31, 1997. This loan is collateralized by the Company's accounts receivable.

      The Company has a $7,500 non interest-bearing note receivable due from the President, which was paid in full February 24, 1998. The aforementioned loan by the President to the Company was for working capital purposes.

      The Company's core business of providing security guard services in the St. Louis metropolitan area was down approximately 35% in 1997 due to the loss of several large customers. The Company hopes to reestablish revenue growth through the recruitment of additional new clients during 1998. If new clients are not added, management anticipates the Company's 1998 revenues based on existing customers will be approximately $600,000.

      The Company is attempting to find a buyer or merger candidate for the public company vehicle in order to further reduce required legal, accounting and printing and other expenses, so that the security guard business can continue on going operations under private ownership.

      The labor market for security guard applicants has been significantly reduced where replacements or new personnel are very difficult to obtain. This restricts the Company in its marketing efforts, and to maintain its customer base.

      In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. Approximately 60 alarm systems are currently being monitored. This activity accounts for less than 1% of the Company's revenues.


ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

      The Company's Consolidated Financial Statements and the Independent Auditors' Report are presented in a separate section of this report -- see page 8, Index to Financial Statements.


ITEM 8 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None.

                                 PART III
                                 --------

ITEMS 9, 10, 11 AND 12 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
----------------------------------------------------------------------------
           EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           -----------------------------------------------------------------
           OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED
           --------------------------------------------------------
           TRANSACTIONS
           ------------

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


                                 PART IV
                                 -------

ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

      (a)   The following documents are filed as part of this report:

               1)   Financial Statements - see index on page 8.
               2)   Exhibits - see Index to Exhibits on page 8.

      (b) No current reports on Form 8-K were filed by the Company during the period from September 30, 1997 to December 31, 1997.



                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL INDUSTRIAL SECURITY
                                     CORPORATION


Date:  March 31, 1998                By:
                                         --------------------------------
                                          Max T. Jackson, President,
                                          Treasurer, Director and
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

---------------------------------     Director, Treasurer,        March 31, 1998
Max T. Jackson                        Chairman of the
                                      Board of Directors
                                      and President
                                      (Principal Executive,
                                      Financial and Accounting
                                      Officer)

---------------------------------     Director and Secretary      March 31, 1998
Warren W. Davis

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------

  INDEPENDENT AUDITORS' REPORT                                F-1

  FINANCIAL STATEMENTS:

      Consolidated balance sheets                             F-2
      Consolidated statements of operations                   F-3
      Consolidated statements of stockholders' equity         F-4
      Consolidated statements of cash flows                   F-5
      Notes to consolidated financial statements              F-6


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

Exhibit 22            Subsidiaries of the Company
                      ---------------------------

                      Located at page F-13 herein.


[LETTERHEAD OF KERBER, ECK & BRAECKEL LLP]






                            Independent Auditors' Report
                            ----------------------------



To the Board of Directors and Stockholders of National Industrial Security Corporation


      We have audited the consolidated balance sheets of National Industrial Security Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Industrial Security Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net deficiency in working capital and has experienced a significant reduction in its sales volume that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Kerber, Eck & Braeckel LLP

St. Louis, Missouri
January 30, 1998

                    National Industrial Security Corporation
                               and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                 December 31,


       ASSETS                                         1997                1996
                                                      ----                ----
CURRENT ASSETS
  Cash                                             $  5,741             $  9,103
  Accounts receivable
    Trade                                            64,147               79,431
    Other                                               336                  891
                                                   --------             --------
                                                     64,483               80,322
  Prepaid expenses                                   16,996               19,820
                                                   --------             --------

      Total current assets                           87,220              109,245


PROPERTY AND EQUIPMENT - at cost
  Furniture and equipment                            85,034               85,034

    Less accumulated depreciation
      and amortization                              (85,034)             (83,715)
                                                   --------             --------
                                                         --                1,319

DEFERRED CHARGES - net of
  accumulated amortization                            9,908               11,720


DUE FROM OFFICER                                     16,236               16,236
                                                   --------             --------

      Total assets                                 $113,364             $138,520
                                                   ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY                1997                 1996
                                                    ----                 ----
CURRENT LIABILITIES
  Line of credit with bank                      $    31,000          $    15,000
  Accounts payable and accrued expenses              28,288               15,759
  Accrued salaries and related taxes                 27,892               25,587
  Accrued legal fees                                 40,722               40,722
  Deferred revenue                                    1,811                2,406
                                                -----------          -----------
    Total current liabilities                       129,713               99,474



NOTE PAYABLE TO OFFICER                              71,000              100,000


STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
  Common stock - authorized 12,000,000
    shares; par value $.1667 per share;
    6,994,100 shares issued and outstanding
    in 1997 and 6,983,000 in 1996                 1,165,680            1,163,830
  Additional paid-in capital                         38,785               38,785
  Deficit                                        (1,291,814)          (1,263,569)
                                                -----------          -----------

    Total stockholders' equity
      (deficiency in assets)                        (87,349)             (60,954)
                                                -----------          -----------

    Total liabilities and stockholders' equity  $   113,364          $   138,520
                                                ===========          ===========

The accompanying notes are an integral part of these statements.


                            National Industrial Security Corporation
                                        and Subsidiaries

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Years ended December 31,

                                              1997             1996              1995
                                            --------        ----------        ----------
Service revenues                            $709,400        $1,081,639        $1,363,107

Costs and expenses
  Labor and related costs                    545,586           789,606         1,021,083
  General and administrative                 176,570           271,678           333,773
  Depreciation and amortization                3,130             4,062            22,199
                                            --------        ----------        ----------

                                             725,286         1,065,346         1,377,055
                                            --------        ----------        ----------

Earnings (loss) from operations              (15,886)           16,293           (13,948)

Other income (expense)
  Interest expense                           (12,359)          (15,290)          (14,881)
  Other                                           --                --             1,800
                                            --------        ----------        ----------

           NET EARNINGS (LOSS)              $(28,245)       $    1,003        $  (27,029)
                                            ========        ==========        ==========

           NET EARNINGS (LOSS) PER
             COMMON SHARE                   $     --        $       --        $       --
                                            ========        ==========        ==========


The accompanying notes are an integral part of these statements.


                                  National Industrial Security Corporation
                                              and Subsidiaries

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (DEFICIENCY IN ASSETS)

                                Years ended December 31, 1997, 1996 and 1995

                                                                                                        Total
                                                                                                    Stockholders'
                                               Common Stock           Additional                       Equity
                                        -------------------------      Paid-in                     (Deficiency in
                                         Shares          Amount        Capital         Deficit         Assets)
                                        ---------      ----------      -------      ------------      ---------
BALANCES, DECEMBER 31, 1995             6,983,000      $1,163,830      $38,785      $(1,264,572)      $(61,957)

  Net earnings                                 --              --           --            1,003          1,003
                                        ---------      ----------      -------      -----------       --------

BALANCES, DECEMBER 31, 1996             6,983,000       1,163,830       38,785       (1,263,569)       (60,954)

  Issuance of common stock                 11,100           1,850           --               --          1,850
  Net loss                                     --              --           --          (28,245)       (28,245)
                                        ---------      ----------      -------      -----------       --------

BALANCES, DECEMBER 31, 1997             6,994,100      $1,165,680      $38,785      $(1,291,814)      $(87,349)
                                        =========      ==========      =======      ===========       ========

The accompanying notes are an integral part of these statements.


                                     National Industrial Security Corporation
                                               and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years ended December 31,

                                                                  1997             1996             1995
                                                                --------         --------        ---------
Cash flows from operating activities                            $(28,245)        $  1,003        $ (27,029)
  Net earnings (loss)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                3,130            4,062           22,199
      Gain on sale of assets                                          --               --           (1,800)
      Changes in assets and liabilities
        Accounts receivable                                       15,839           23,862           24,974
        Prepaid expenses                                           2,824           (9,897)           4,943
        Due from officer                                              --           (1,447)           5,921
        Accounts payable and accrued expenses                     12,529           (3,606)           8,268
        Accrued salaries and related taxes                         2,305          (47,396)           1,505
        Accrued legal fees                                            --           (4,884)         (20,329)
        Deferred revenue and other                                 1,256              493              117
                                                                --------         --------        ---------

          Net cash provided by (used in)
           operating activities                                    9,638          (37,810)          18,769
                                                                --------         --------        ---------

Cash flows from investing activities
  Proceeds from sale of property                                      --               --            1,800
                                                                --------         --------        ---------

          Net cash provided by investing
           activities                                                 --               --            1,800
                                                                --------         --------        ---------

Cash flows from financing activities
  Borrowings under line of credit with bank                       31,000           15,000          574,500
  Payments under line of credit with bank                        (15,000)              --         (612,241)
  Borrowings on note payable to officer                               --               --           40,000
  Payments under note payable to officer                         (29,000)              --               --
  Payments of capital lease obligations                               --             (569)         (10,736)
                                                                --------         --------        ---------

          Net cash provided by (used in)
           financing activities                                  (13,000)          14,431           (8,477)
                                                                --------         --------        ---------

          NET INCREASE (DECREASE)
           IN CASH                                                (3,362)         (23,379)          12,092

Cash at beginning of year                                          9,103           32,482           20,390
                                                                --------         --------        ---------

Cash at end of year                                             $  5,741         $  9,103        $  32,482
                                                                ========         ========        =========

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                        $ 12,359         $ 16,071        $  14,881
                                                                ========         ========        =========


The accompanying notes are an integral part of these statements.


            National Industrial Security Corporation
                      and Subsidiaries

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Years ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 1.  Nature of Entity
     ----------------

 National Industrial Security Corporation primarily provides security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri metropolitan area.

 2.  Principles of Consolidation
     ---------------------------

 The consolidated financial statements include the accounts of National Industrial Security Corporation (the "Company") and its wholly owned subsidiaries, none of which operated in the three years ended December 31, 1997. All material intercompany balances have been eliminated.

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

 Deferred charges consist principally of goodwill and patent costs which are being amortized on the straight-line basis over the expected period of recoverability of such costs based upon expected future operating results, which is 15 to 20 years. Recoverability is reviewed on an annual basis. Accumulated amortization of deferred charges was $20,724 and $18,912 at December 31, 1997 and 1996, respectively.

 5.  Income Taxes
     ------------

 The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

                   National Industrial Security Corporation
                               and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Years ended December 31, 1997, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 5.  Income Taxes - Continued
     ------------------------

 Under the asset and liability approach specified under SFAS No. 109, deferred taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

 6.  Fair Value of Financial Instruments
     -----------------------------------

 The Company's financial instruments consist primarily of cash, trade receivables, trade payables and debt instruments. The book values of cash, trade receivables and trade payables are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's debt instruments is considered to approximate their fair value at December 31, 1997, based on market rates and conditions and the fact that all such instruments' rates are variable depending on the current quoted prime rate.

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

NOTE B - REALIZATION OF ASSETS

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has a net deficiency in working capital and stockholders' equity.

                  National Industrial Security Corporation
                             and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1997, 1996 and 1995


NOTE B - REALIZATION OF ASSETS - continued

 In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

 Management plans to reestablish revenue growth through the recruitment of new clients during 1998. The Company continues to try to reduce its administrative and operating expenses to a level to provide profitable operations. Management believes these actions are sufficient to provide the Company with the ability to continue in existence.

NOTE C - DEBT

 The Company has a $50,000 bank line of credit, of which $31,000 and $15,000, was outstanding at December 31, 1997 and 1996, respectively. Advances under the line of credit are collateralized by eligible accounts receivable and by a personal guarantee of the Company's President and require monthly interest payments at prime (8.50% at December 31, 1997) plus 2.0%. The line of credit expires in June 1998.

 The Company has a loan from the President of the Company to meet its working capital requirements. The loan balance was $71,000 and $100,000 at December 31, 1997 and 1996, respectively. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime (8.50% at December 31, 1997) plus 5.25% and is due May 31, 1999. Included in interest expense on the consolidated statement of operations for the years ended December 31, 1997, 1996 and 1995 is $10,931, $14,243 and $12,677, respectively, of interest related to notes payable to the President of the Company.

NOTE D - INCOME TAXES

 At December 31, 1997, the Company has net operating loss carryforwards aggregating approximately $819,000 expiring through 2012 (the majority of such net operating loss carryforwards expire in 1999 and 2001). The Company also has general business credit carryforwards of $8,450 expiring principally in 1998.

               National Industrial Security Corporation
                           and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            Years ended December 31, 1997, 1996 and 1995


NOTE D - INCOME TAXES - Continued

 Temporary differences and the aforementioned net operating loss carryforwards and tax credit carryforwards gave rise to deferred tax assets at December 31, 1997 and 1996 as follows:


                                              1997           1996
                                            ---------      ---------
   Deferred tax assets
     Net operating loss carryforwards       $ 327,600      $ 316,800
     Tax credit carryforwards                   8,450          8,450
                                            ---------      ---------

       Total deferred tax assets              336,050        325,250

   Deferred tax liabilities                    (2,600)        (2,600)

   Valuation allowance                       (333,450)      (322,650)
                                            ---------      ---------

       Net deferred tax assets              $      --      $      --
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

 The valuation allowance increased (decreased) by approximately $11,000, $(11,000) and $7,000 for the years ending December 31, 1997, 1996 and 1995, respectively.


NOTE E - COMMITMENTS

 The Company leases its office space under an operaing lease expiring in August 1998. Future minimum lease commitments under the operating lease at December 31, 1997 are $8,000.

 Rent expense was $13,891, $20,200 and $22,200 and 1997, 1996 and 1995,
 respectively.


NOTE F - DUE FROM OFFICER

 At December 31, 1997 and 1996, the Company has a note receivable of $7,500 due from the President of the Company. The note is non-interest bearing and payable on or before December 21, 1998. Also, the Company has non-interest bearing receivables due from the President in the amount of $8,736 at December 31, 1997 and 1996, respectively. The amounts due are primarily for a portion of the monthly lease payments and repairs on the Company's leased automobiles prior to 1996.

              National Industrial Security Corporation
                        and Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

           Years ended December 31, 1997, 1996 and 1995

NOTE G - STOCKHOLDERS' EQUITY

 In 1994, the Company granted to the President and two other stockholders, options to purchase 500,000, 250,000 and 250,000 shares of common stock, respectively. The options were exercisable at a price of $.10 per share and expired on March 18, 1997. No options were exercised during the option period.

 On February 10, 1995, the Company granted options to purchase 4,000,000 shares of common stock. The options are contingent on certain performance levels achieved in a currently inactive subsidiary. The options were exercisable at a price of $.10 per share and expired on February 10, 1998. No options were exercised during the option period.


NOTE H - SIGNIFICANT CUSTOMERS

 The Company generated service revenues (as a percentage of total service revenues) with major customers during the three years ending December 31, 1997 as detailed below:



    Customer        1997        1996        1995
    --------        ----        ----        ----
       A             -%          12%         21%
       B            10%           -%          -%
       C            25%          16%         12%
       D            27%          18%         12%


 Accounts receivable (as a percent of total trade accounts receivable) as of December 31, 1997 and 1996 from the aforementioned customers are as follows:



    Customer        1997        1996
    --------        ----        ----
       A             -%           -%
       B             6%           -%
       C            19%          15%
       D            25%          21%
