Form 10QSB
period 1998-03-31
NATIONAL INDUSTRIAL SECURITY CORP
filed 1998-05-11
CIK 104401

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  at the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998

Commission File Number 2-31080

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
-------------------------------------------------------------------------------
         (Exact Name of Registrant As Specified In Its Charter)


          DELAWARE                                 860214815
      ----------------                         -------------------
      (State or other                           (I.R.S. Employer
      jurisdiction of                          Identification No.)
       Incorporation
      or Organization)

              275 East Kirkham Ave St. Louis, Missouri  63119
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices,  Zip Code)

                               (314) 962-1414
-------------------------------------------------------------------------------
                             (Telephone Number)

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

                      6,994,100 shares of Common Stock
                      were issued and outstanding as of
                               March 31, 1998

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

                                                  3/31/98            12/31/97
                                                (unaudited)
CURRENT ASSETS
  Cash                                           $  7,906            $  5,741
  Accounts Receivable: (Note B & E)
    Trade                                          42,231              64,147
    Other                                             361                 336
  Prepaid Expenses                                 20,474              16,996
                                                 --------            --------
  TOTAL CURRENT ASSETS                             70,972              87,220

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                          85,034              85,034

  Less Accumulated Depreciation
    and Amortization                              (85,034)            (85,034)

DEFERRED CHARGES, Net of accumulated
  amortization                                      9,455               9,908

DUE FROM OFFICER                                                       16,235
                                                 --------            --------
TOTAL ASSETS                                     $ 80,427            $113,364
                                                 ========            ========

The accompanying notes to financial statements are an integral part of these statements.

                NATIONAL INDUSTRIAL SECURITY CORPORATION
                            AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS EQUITY

                                                    3/31/98             12/31/97
                                                  (unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses          $    17,895         $    28,288
  Accrued salaries and related taxes                  26,502              27,892
  Accrued legal fees                                  40,722              40,722
  Line of Credit                                      30,963              31,000
  Deferred revenue                                     1,897               1,811
                                                 -----------         -----------
      TOTAL CURRENT LIABILITIES                      117,979             129,713


Long Term Note (Note B)                               54,000              71,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized
    12,000,000 shares; par value
    $.1667 per share; issued
    and outstanding 6,994,100
    shares                                         1,165,680           1,165,680
  Additional Paid in Capital                          38,785              38,785

  Deficit                                         (1,296,017)         (1,291,814)
      TOTAL STOCKHOLDERS' EQUITY                     (91,552)            (87,349)
      (Deficiency in Assets)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $    80,427         $   113,364
  (Deficiency in Assets)                         ===========         ===========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31
                              (UNAUDITED)

                                                   1998                1997
                                                   ----                ----
SERVICE REVENUES (Note E)                        $170,411            $183,733

COST AND EXPENSES:
  Labor                                           129,936             139,805
  General and Administrative                       42,399              54,048
                                                 --------            --------
                                                  172,335             193,853
                                                 --------            --------
(LOSS) FROM OPERATIONS                             (1,924)            (10,120)

OTHER INCOME (EXPENSE):
  Interest expense                                 (2,958)             (3,594)
  Investment income                                     0                  42
  Miscellaneous                                       679                  36
                                                 --------            --------

NET (LOSS)                                       $ (4,203)           $ 13,636
                                                 ========            ========
NET (LOSS) PER COMMON SHARE                      $   (.00)           $   (.00)
                                                 ========            ========


The accompanying notes to financial statements are an integral part of these statements.

                  NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31
                               (UNAUDITED)

                                                              1998                1997
                                                              ----                ----
CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net (LOSS)                                             $ (4,203)           $(13,636)
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                              0                 300
        Amortization                                            453                 451
        Changes in assets and liabilities:
        Accounts receivable                                  21,891              34,926
        Prepaid expenses                                     (3,478)              4,792
        Due from officer                                     16,235                   0
        Accounts payable and accrued expenses               (10,393)             (3,920)
        Accrued salaries and related taxes                   (1,390)              1,551
        Accrued legal fees                                        0                 900
        Deferred revenue                                         89                 173
                                                           --------            --------
        Net cash provided by (used in) operating
          activities                                         19,202              25,191
                                                           ========            ========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit with bank
  Payments under line-of-credit with bank                       (37)            (10,000)
  Borrowings on note payable to officer
  Payments under note payable to officer                    (17,000)            (20,000)

         Net cash provided by financing activities          (17,037)            (20,000)
                                                           --------            --------
NET INCREASE (DECREASE) IN CASH                               2,165               5,191

CASH, beginning of period                                     5,741               9,103
                                                           --------            --------
CASH, end of period                                        $  7,906            $ 14,294
                                                           ========            ========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of consolidation:
  ---------------------------

      The consolidated financial statements include the accounts of National Industrial Security Corporation ("the Company") and its wholly-owned subsidiaries, none of which operated in the three years ended December 31, 1997 or during fiscal 1998. All material intercompany balances have been eliminated.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at March 31, 1998 and the results of the operations and changes in their cash flows for the nine month period ending March 31, 1998.

  Depreciation and amortization:
  -----------------------------

      Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

      Deferred charges at March 31, 1998 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $20,724 at December 31, 1997 and $21,177 at March 31, 1998.

  Income/Loss per share:
  ---------------------

      Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998
                              (Continued)

NOTE B - DEBT

      At March 31, 1998, the Company had a $50,000 bank line of credit, of which $30,963 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime plus 2%. The line of credit expires in June 1998.

      The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of March 31, 1998, the loan amount was $54,000 and is due May 31, 1999. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime plus 5.25%. Interest expense relating to this note was $2,168 for the 3 months ending March 31, 1998.

NOTE C - INCOME TAXES

      At March 31, 1998 the Company had net operating loss carryforwards aggregating approximately $819,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998
                              (Continued)

NOTE D - COMMITMENTS AND CONTINGENCIES:

  Leases:
  ------

      The Company leases its office space under an operating lease expiring August 31, 1998. Future minimum lease commitments under all non cancelable operating and capital leases in effect at March 31, 1998 as follows:

                                                 Operating
                                                   Leases
                                                 ---------
1998                                              $ 5,000

Total payments                                    $ 5,000

                                                  $ 5,000
                                                  =======

      Rent expense was $3,000 and $3,000 for the three months ending March 31, 1998 and 1997, respectively.

NOTE E - SIGNIFICANT CUSTOMERS:

      Revenues with 3 major customers accounted for approximately 74% of total service revenues at March 31, 1998. Accounts receivable from these 3 customers represent approximately 86% of total trade accounts receivable at March 31, 1998.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998
                              (Continued)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is a Missouri-based corporation providing security guard and related security services to commercial, and industrial clients in the St. Louis metropolitan area. In addition to guard services, the Company continues to provide monitoring services for 40 alarm systems already in service. This activity accounts for less than 1% of the Company's revenues.

      The labor market for security guards continues to be extremely difficult for the Company to obtain sufficient applicants, and to hire staff replacement personnel when needed. This tight labor condition restricts the Company's ability to market for new clients, and to maintain its existing client base. The Company presently employs approximately 50 security guards and an office staff of 4 part time employees all in St. Louis, Missouri.

      The Company is actively seeking merger or acquisition candidates both through traditional means and through on-line solicitations on the internet.
If the acquiring party considered it advantageous, management of the Company would consider a transaction in which the purchaser would acquire only the public shell of the Company and the existing assets and operations would be transferred to a private entity which would assume all assets and liabilities. The Company's prior efforts to complete a sale or merger have not be successful.

RESULTS OF OPERATIONS

      Revenues for the three months ending March 31, 1998, decreased $13,322 (7%) compared with the same period in 1997. The decrease in revenues is due to the loss of clients due to competitive bidding, client restructuring, relocations and budget reductions. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

      The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998
                              (Continued)

      The percentage of labor expense to service revenues decreased from 76% at March 31, 1997 to 75% at March 31, 1998. At March 31, 1998 general and administrative expenses decreased by $11,649 due to lower administrative salaries and reduced rent expense.

      Net loss for the three months ended March 31, 1998 was $4,203 compared with a net loss of $13,636 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position at March 31, 1998 was $7,906. The cash position varies day-to-day depending on collections and the timing of payroll obligations.

      The Company's independent auditors have concluded that there is material uncertainty as to the Company's ability to continue as a going concern. Management of the Company agrees and if operating conditions do not improve so as to allow for more profitable results from operation, the Company will consider alternatives such as (1) a sale of all or substantially all assets,
(2) complete wind-down of operations and liquidation of the Company, or (3) a merger with another entity.

      The Company's short term liquidity is dependent on existing loans from the Company's chairman. Long-term financing is not feasible based on the Company's poor results from operation. The Company believes it has adequate financing to continue its current operations in coming months while a sale, wind-down, or merger of the Company is being arranged.

                               SIGNATURES
                               ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL INDUSTRIAL SECURITY
                                       CORPORATION

Date: May 15, 1998
                                       By:
                                          -------------------------------------
                                          Max T. Jackson, President,
                                          Treasurer and Chairman of the
                                          Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)