Form 10QSB
period 1998-06-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1998-08-13
CIK 104401

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998

Commission File Number 2-31080


                    NATIONAL INDUSTRIAL SECURITY CORPORATION
------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


     DELAWARE                                  860214815
-----------------                           ---------------
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

                       YES   X           NO
                          -------          -------


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                     6,994,100 shares of Common Stock
                     were issued and outstanding as of
                              June 30, 1998

                                 PART I

                          FINANCIAL INFORMATION
                          ---------------------
                      Item 1 - Financial Statements


                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                                  ASSETS
                                  ------

                                                      6/30/98         12/31/97
                                                      -------         --------
                                                    (unaudited)
CURRENT ASSETS
  Cash                                               $ (8,321)        $  5,741
  Accounts Receivable: (Note B & E)
    Trade                                              49,559           64,147
    Other                                                 294              336
  Prepaid Expenses                                     21,633           16,996
                                                     --------         --------
  TOTAL CURRENT ASSETS                                 63,165           87,220

PROPERTY & EQUIPMENT, at cost (Note D)
  Furniture and Equipment                              85,034           85,034
  Less Accumulated Depreciation
    and Amortization                                  (85,034)         (85,034)
                                                     --------         --------

DEFERRED CHARGES, Net of accumulated
  amortization                                          9,002            9,908

DUE FROM OFFICER                                                        16,235
                                                     --------         --------
TOTAL ASSETS                                         $ 72,167         $113,364
                                                     ========         ========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    LIABILITIES & STOCKHOLDERS EQUITY
                    ----------- - ------------ ------

                                                      6/30/98         12/31/97
                                                      -------         --------
                                                    (unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $ 17,783         $ 28,288
  Accrued salaries and related taxes                   20,504           27,892
  Accrued legal fees                                                    40,722
  Line of Credit                                        4,963           31,000
  Deferred revenue                                      1,517            1,811
                                                     --------         --------
    TOTAL CURRENT LIABILITIES                          44,767          129,713



Long Term Note (Note B)                                95,000           71,000

STOCKHOLDERS' EQUITY (Deficiency in Assets)
  Common Stock - authorized
    12,000,000 shares; par value
    $.1667 per share; issued
    and outstanding 6,994,100
    shares                                          1,165,680        1,165,680
  Additional Paid in Capital                           38,785           38,785

  Deficit                                          (1,272,065)      (1,291,814)
                                                   -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                        (87,349)         (87,349)
    (Deficiency in Assets)

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 72,167         $113,364
                                                     ========         ========
  (Deficiency in Assets)



The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30
                               (UNAUDITED)

                                                       1998             1997
                                                       ----             ----
SERVICE REVENUES (Note E)                            $159,441         $158,550

COST AND EXPENSES:
  Labor                                               119,757          121,712
  General and Administrative                           12,466           46,783
                                                     --------         --------

                                                      132,223          168,495
                                                     --------         --------

PROFIT (LOSS) FROM OPERATIONS                          27,218           (9,945)

OTHER INCOME (EXPENSE):
  Interest expense                                     (3,202)          (2,927)
  Investment income                                         0                0
  Miscellaneous                                           (65)            (160)
                                                     --------         --------

NET (LOSS) PROFIT                                    $ 23,951         $(13,032)
                                                     ========         ========

NET (LOSS) PROFIT PER COMMON SHARE                   $    .00         $   (.00)
                                                     ========         ========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                               (UNAUDITED)

                                                       1998             1997
                                                       ----             ----
SERVICE REVENUES (Note E)                            $329,852         $342,283

COST AND EXPENSES:
  Labor                                               249,693          261,517
  General and Administrative                           54,865          100,831
                                                     --------         --------

                                                      304,558          362,348
                                                     --------         --------

PROFIT (LOSS) FROM OPERATIONS                          25,294          (20,065)

OTHER INCOME (EXPENSE):
  Interest expense                                     (6,160)          (6,521)
  Investment income                                         0               42
  Miscellaneous                                           614             (124)
                                                     --------         --------

NET PROFIT (LOSS)                                    $ 19,748         $(26,668)
                                                     ========         ========

NET PROFIT LOSS PER COMMON SHARE                     $    .00         $   (.00)
                                                     ========         ========


The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30
                               (UNAUDITED)

                                                       1998             1997
                                                       ----             ----
CHANGE IN CASH AND SHORT-TERM INVESTMENTS:
  Cash flows from operating activities:
    Net PROFIT (LOSS)                                $ 19,748         $(26,668)
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                        0              600
        Amortization                                      906              906
        Change in assets and liabilities:
        Accounts receivable                            14,630           43,076
        Prepaid expenses                               (4,637)           9,602
        Due from officer                               16,235                0
        Accounts payable and accrued expenses         (10,505)          (4,423)
        Accrued salaries and related taxes             (7,388)          (5,703)
        Accrued legal fees                            (40,722)           1,800
        Deferred revenue                                 (294)            (340)
                                                     --------         --------
        Net cash provided by (used in) operating
          activities                                  (12,025)          18,850
                                                     --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit with bank
  Payments under line-of-credit with bank             (26,037)         (11,000)
  Borrowings on note payable to officer                24,000                0
  Payments under note payable to officer                    0          (23,000)

    Net cash provided by financing activities          (2,037)         (34,000)
                                                     --------         --------
                                                      (14,062)         (15,150)
NET INCREASE (DECREASE) IN CASH

CASH, beginning of period                               5,741            9,103
                                                     --------         --------
CASH, end of period                                  $ (8,321)        $ (6,047)
                                                     ========         ========



The accompanying notes to financial statements are an integral part of these statements.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED JUNE 30, 1998

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

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at June 30, 1998 and the results of the operations and changes in their cash flows for the six month period ending June 30, 1998.

  Depreciation and amortization:
  ------------------------------

        Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

        Deferred charges at June 30, 1998 consist principally of goodwill and patent costs which are being amortized over 5 to 20 years. Accumulated amortization of deferred charges was $20,724 at December 31, 1997 and $21,630 at June 30, 1998.

  Income/Loss per share:
  ----------------------

        Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED JUNE 30, 1998
                              (Continued)

NOTE B - DEBT

        At June 30, 1998, the Company had a $50,000 bank line of credit, of which $4,963 was outstanding. Advances under the line of credit are collateralized by eligible accounts receivable and a personal guarantee of the Company's President and require monthly interest payments at prime plus 2%. The line of credit expires in June 1999.

        The Company has a $100,000 loan from the President of the Company to meet its working capital requirements. As of June 30, 1998, the loan amount was $95,000 and is due May 31, 1999. The note is collateralized by accounts receivable and property and equipment of the Company and is subordinated to the bank line of credit. The note requires monthly interest payments at prime plus 5.25%. Interest expense relating this note was $4,217 for the 6 months ending June 30, 1998.


NOTE C - INCOME TAXES

        At June 30, 1998 the Company had net operating loss carryforwards aggregating approximately $819,000 expiring through 2010 and new jobs tax credit carryforwards of $8,450 expiring principally in 1998.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED JUNE 30, 1998

NOTE D - COMMITMENTS AND CONTINGENCIES:

  Leases:
  -------

        The Company leases its office space under an operating lease expiring August 31, 1998. Future minimum lease commitments under all non cancelable operating and capital leases in effect at June 30, 1998 as follows:

                                    Operating
                                      Leases
                                    ---------
1998                                 $ 2,000

Total payments                       $ 2,000

                                     $ 2,000
                                     =======

    Rent expense was $6,000 and $6,000 for the six months ending June 30, 1998 and 1997, respectively.


NOTE E - SIGNIFICANT CUSTOMERS:

        Revenues with 2 major customers accounted for approximately 54% of total service revenues at June 30, 1998. Accounts receivable from these 2 customers represent approximately 67% of total trade accounts receivable at June 30, 1998.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED JUNE 30, 1998
                              (Continued)


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

        The Company is actively seeking merger or acquisition candidates both through traditional means and through on-line solicitations on the internet. If the acquiring party considered it advantageous, management of the Company would consider a transaction in which the purchaser would acquire only the public shell of the Company and the existing assets and operations would be transferred to a private entity which would assume all assets and liabilities. The Company's prior efforts to complete a sale or merger have not been successful.


RESULTS OF OPERATIONS

        Revenues for the six months ending June 30, 1998, decreased $12,431 (4%) compared with the same period in 1997. The decrease in revenues is due to the loss of clients due to competitive bidding, client restructuring, relocations and budget reductions. The Company hopes to reestablish revenue growth through the recruitment of additional new clients. Start up costs for new customers vary depending on the size of that client. Such costs are expensed as incurred.

        The Company is continuing to reduce its administrative and operating expenses to a level to provide profitable operations.

                 NATIONAL INDUSTRIAL SECURITY CORPORATION
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       QUARTER ENDED JUNE 30, 1998
                              (Continued)

        The percentage of labor expense to service revenues was 76% at June 30, 1997 and remained 76% at June 30, 1998. At June 30, 1998 general and administrative expenses decreased by $45,966 due to lower administrative salaries and reduced rent expense.

        Net profit for the six months ended June 30, 1998 was $19,748 compared with a net loss of $26,668 during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

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

                                       NATIONAL INDUSTRIAL SECURITY
                                       CORPORATION

Date: August 15, 1998                  By: /s/ Max T. Jackson
                                          ------------------------------------
                                          Max T. Jackson, President,
                                          Treasurer and Chairman of the
                                          Board of Directors
                                          (Principal Executive, Financial
                                          and Accounting Officer)