Form 10QSB
period 1998-09-30
NATIONAL INDUSTRIAL SECURITY CORP
filed 1998-10-28
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       SEPTEMBER 30, 1998
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _______________________ TO __________________________


                  Commission File Number:  000-13858


               NATIONAL INDUSTRIAL SECURITY CORPORATION
  (Exact name of small business issuer as specified in its charter)


               Delaware                           86-0214815
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)          Identification No.)

        222 East Kirkham Road
         St. Louis, Missouri                        63119
(Address of principal executive offices)          (Zip Code)

                           (314) 962-1414
                     (Issuer's Telephone Number)

__________________________________________________________________
       (Former name, former address and former fiscal year,
                   if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes   X   No      .
                                                -----    -----

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 6,944,100 shares.

          Transitional Small Business Disclosure Format
                         (Check One):
                      Yes        No   X  .
                          -----     -----

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

      The unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF
          OPERATION

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview

     The Company is a Delaware corporation based in Missouri which provides security guard and related security services to commercial and industrial clients in the St. Louis, Missouri metropolitan area. In addition to guard services, the Company continues to provide monitoring services for alarm systems already in service. The Company no longer sells the NISCO proprietary alarm system due to technological advances and competitive conditions. Approximately 40 alarm systems are currently being monitored. This activity accounts for less than 1% of the Company's revenues. The Company employs approximately 50 security guards and has an office staff of four, all in St. Louis, Missouri.

     The labor market for security guards continues to be extremely constricted making it difficult for the Company to obtain sufficient applicants and to hire staff replacement personnel when needed. This tight labor condition restricts the Company's ability to market for new clients and to maintain its existing client base. It is also difficult to obtain sufficient cash flow from its existing client base or potential prospects to provide for wage increases to employees.

     Because of the Company's limited operations and as a result of management's desire to provide the Company's shareholders with the greatest possible return on their investment, over the past year management of the Company has been seeking out unaffiliated entities who have expressed a desire to merge with the Company in order to become a public reporting company. Relevant thereto, the Company signed a Letter of Intent on July 30, 1998, preliminary to entering into a proposed Reorganization Agreement (the "Agreement"), which was subsequently signed on September 17, 1998, with Naidger Power Systems, Inc. ("NPS"), a privately held Delaware corporation. The Agreement is subject to due diligence by the parties and certain closing conditions. While no assurances can be provided, the transaction is expected to close on or about November 6, 1998.

     The Agreement calls for one for three reverse split of the issued and outstanding Common Stock of the Company, thereby reducing the total issued and outstanding common shares from 6,994,100 to 2,331,367 shares. The Company will receive a secured note (the "Note") in the principal amount of $100,000 to be used for debt reduction. See "Liquidity and Capital Resources" below. The Note is to be payable in three equal installments of $25,000 each over a 90 day period, with a final installment due in 12 months. The Company will issue 8,000,000 "restricted" shares of its Common Stock in exchange for all of the issued and outstanding common stock of NPS, which includes NPS's New York-based, wholly owned subsidiary, Polcorp, Inc., which has two wholly owned operating subsidiaries, Metrix Metal and Metrix Tools, which operate manufacturing facilities in Poland.

Results of Operations

     Comparison of Results of Operations for the three month period ended September 30, 1998 and three month period ended September 30, 1997

     For the three month period ended September 30, 1998, revenues were $170,718, as compared to revenues of $162,000 for the three month period ended September 30, 1997, an increase of $8,718 (5%). Labor costs remained relatively constant during these periods, with said costs rising $11,767 (9.5%) over the similar period in 1997. General and Administrative expenses increased $18,358, from $47,619 in the three months ended September 30, 1997, to $65,977 in the similar period in 1998, as a result of expenses incurred related to a marketing effort undertaken by the Company which was directed at enticing health care facilities as customers, which effort was subsequently discontinued due to a perceived lack of potential profitability after examination by management of associated costs. During the three month period ended September 30, 1998, the Company broke even, as an outstanding account payable was resolved on a discounted basis, resulting in an adjustment to miscellaneous income.

     Comparison of Results of Operations for the nine month period ended September 30, 1998 and three month period ended September 30, 1997

     Revenues for the nine month period ended September 30, 1998 decreased $3,713 (1%) compared with the same period in 1997. The decrease in revenues is due to the loss of clients as a result of competitive bidding, client restructuring, relocations and client budget reductions. If the proposed Agreement with NPS does not close, the Company hopes to reestablish revenue growth through the recruitment of additional clients. Start up costs for new customers vary dependent upon the size of the client. Such costs are expensed as incurred.

     The percentage of labor expense to service revenues was 76% at September 30, 1997 as compared to 77% at September 30, 1998.
General and Administrative expenses decreased by $27,608 due to lower administrative salaries and reduced rent expense.

     Net profit for the nine months ended September 30, 1998 was $20,134 compared with a net loss of $38,425 during the same period in 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company's bank line of credit was paid in full and not renewed upon expiration.

     The Company has a $100,000 loan agreement with the President of the Company to meet its working capital requirements. As of September 30, 1998, the principal balance of the loan was $93,906 and is due May 31, 1999. The note is collateralized by accounts receivable and property and equipment of the Company. The note requires monthly interest payments at prime (8.25% at September 30, 1998) plus 5.25%. Interest expense relating to this note was $4,217 for the nine months ending September 30, 1998.

     The Company has an additional promissory note owing to the Company's President in the principal amount of $26,000, which requires monthly interest payments at prime plus 6%. The note is due February 28, 1999. The proceeds of this loan were used to settle an outstanding account payable on terms favorable to the Company and to reduce the loan balance on its line of credit.

     The Company's independent auditors have concluded in the 1997 audit of its financial statements that there is material uncertainty as to the Company's ability to continue as a going concern. Management of the Company agrees, and if operating conditions do not improve so as to allow for more profitable results from operations, the Company will consider alternatives such as (i) a sale of all, or substantially all, of its assets;
(ii) a complete winding down of operations and liquidation of the Company; or (iii) a merger with another entity.

     In the event the proposed Agreement with NPS does not close, the Company' short term liquidity will remain dependent on existing loans from the Company's President. Long-term or short-term financing is not available based on the Company's meager results from operations. The Company believes it has adequate financing to continue its current operations in coming months until the proposed Agreement with NPS is closed, which is expected to substantially increase revenues and net worth of the Company without debt financing. However, there can be no assurances that the proposed Agreement with NPS will be successfully consummated, or that if so consummated, that the Company's revenues and net worth will increase as expected.

Inflation

     Inflation has not had, and is not expected to have, a significant impact on the Company's financial position or operating results.

Trends

     As described above herein, as of the date of this report the Company's principal business is in the security industry. However, because of competitive changes in the industry and the ability to attract and maintain a labor force, as well as the Company's inability to generate positive cash flow, management has elected to attempt to change the principal business of the Company.

     Management is unaware of any existing trends which may have an impact on the proposed business of the Company, either negative or positive. Management believes it will have more understanding of such trends, if any, once the Company has implemented its new business plan.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns approximately $3,000 worth of computers. It utilizes outside contractors for the bulk of its computer work. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. However, as of the date of this report, the Company has not addressed this issue with its potential share exchange candidate, Naidger Power Systems, Inc., and management is unaware of whether NPS has undertaken any actions in this regard.

     The Company's common stock shares are currently traded on the NASDAQ over the counter Bulletin Board using the trading symbol
"NISC".


                   PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS - None

ITEM 2.    CHANGES IN SECURITIES - None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          Pursuant to the laws of the State of Delaware, on July 27, 1998, the holders of a majority of the issued and outstanding Common Stock of the Company authorized a reverse split of the Company's issued and outstanding Common Stock whereby one (1) share of Common Stock shall be issued in exchange for every three (3) shares of Common Stock issued and outstanding immediately prior to the Effective Date of the proposed share exchange between the Company and Naidger Power Systems, Inc., which transaction is described above herein. This reverse split will only be effective if the proposed transaction with NPS successfully closes.

ITEM 5.    OTHER INFORMATION - None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                EX-27     Financial Data Schedule

           (b)  Reports on Form 8-K.

                None.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS


                                ASSETS

                                             09/30/98   12/31/97
                                            (unaudited) (audited)
                                            ----------  ----------
CURRENT ASSETS

Cash                                        $    3,850  $    5,741
Accounts Receivable
  Trade                                         53,304      64,147
  Other                                            712         336
Prepaid Expenses                                17,296      16,696
                                            ----------    --------

TOTAL CURRENT ASSETS                            75,162      87,220

PROPERTY & EQUIPMENT, at cost
Furniture & Equipment                           85,034      85,034
Less Accumulated Depreciation
  and Amortization                             (85,034)    (85,034)
DEFERRED CHARGES, net of
  Accumulated Amortization                       8,549       9,908

DUE FROM OFFICER                                     0      16,235
                                            ----------  ----------

TOTAL ASSETS                                $   83,711  $  113,364
                                            ==========  ==========


     The accompanying notes are an integral part of these financial statements.



               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (Continued)



                  LIABILITIES & STOCKHOLDERS' EQUITY


                                             09/30/98    12/31/97
                                           (unaudited)   (audited)
                                            ----------  ----------
CURRENT LIABILITIES

Accounts payable & accrued expenses         $   20,393  $   28,288
Accrued salaries & related taxes                34,862      27,892
Accrued legal fees                                   0      40,722
Line of Credit, Bank                                 0      31,000
Deferred revenue                                 1,764       1,811
                                            ----------  ----------

TOTAL CURRENT LIABILITIES                       57,019     129,713

LONG TERM NOTE (Note F)                         93,906      71,000

STOCKHOLDERS' EQUITY (deficiency in assets)
  Common Stock - authorized shares
  12,000,000; par value $.1667 per share;
  issued and outstanding 6,994,100 shares    1,165,680   1,165,680

  Additional Paid in Capital                    38,785      38,785

  Deficit                                   (1,271,679) (1,291,814)
                                            ----------  ----------
TOTAL STOCKHOLDERS' EQUITY
  (deficiency in assets)                       (67,214)    (87,349)
                                            ----------  ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $   83,711  $  113,364
                                            ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                                                               8

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended September 30, 1998
                             (unaudited)

                                             09/30/98    09/30/97
                                            ----------  ----------
SERVICE REVENUES (Note D)                   $  170,718  $  162,000
                                            ----------  ----------
COST & EXPENSES
  Labor                                        134,790     123,023
  General & Administrative                      65,977      47,619
                                            ----------  ----------

  TOTAL COST & EXPENSES                        200,767     170,642
                                            ----------  ----------

PROFIT (LOSS) FROM OPERATIONS                  (30,049)     (8,642)

OTHER INCOME (EXPENSE)
  Interest Expense                                (151)     (3,265)
  Investment Income                                  0           0
  Miscellaneous (Note E)                        30,586         150
                                            ----------  ----------

NET (LOSS) PROFIT                           $      386  $  (11,757)
                                            ==========  ==========

NET (LOSS) PROFIT PER COMMON SHARE          $     0.00  $    (0.00)
                                            ==========  ==========


     The accompanying notes are an integral part of these financial statements.

                                                               9

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Nine Months Ended September 30, 1998
                              (unaudited)

                                             09/30/98    09/30/97
                                            ----------  ----------
SERVICE REVENUES (Note D)                   $  500,570  $  504,283
                                            ----------  ----------
COST & EXPENSES
  Labor                                        384,483     384,540
  General & Administrative                     120,842     148,450
                                            ----------  ----------

  TOTAL COST & EXPENSES                        505,325     532,990
                                            ----------  ----------

PROFIT (LOSS) FROM OPERATIONS                   (4,755)    (28,707)

OTHER INCOME (EXPENSE)
  Interest Expense                              (6,311)     (9,786)
  Investment Income                                  0          42
  Miscellaneous (Note E)                        31,200          26
                                            ----------  ----------

NET (LOSS) PROFIT                           $   20,134  $  (38,425)
                                            ==========  ==========

NET (LOSS) PROFIT PER COMMON SHARE          $     0.00  $    (0.00)
                                            ==========  ==========


     The accompanying notes are an integral part of these financial statements.


                                                               10

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
               For the Nine Months Ended September 30, 1998
                              (unaudited)

                                             09/30/98    09/30/97
                                            ----------  ----------
CHANGE IN CASH AND SHORT-TERM INVESTMENTS:

    Net Profit (Loss)                       $   20,134  $  (26,668)
                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities                                     0           0
    Depreciation                                     0         600
    Amortization                                 1,359         906
    Changes in assets and liabilities:
      Accounts receivable                       10,469      43,076
      Prepaid expenses                            (300)      9,602
      Due from officer                          16,235
      Accounts payable and accrued expenses     (7,895)     (4,423)
      Accrued salaries & related expenses        6,970       5,703
      Accrued legal fees                       (40,722)      1,800
      Deferred revenue                             (47)       (340)
                                            ----------  ----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           6,203      18,850
                                            ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit
      with bank                                      0           0
    Payments under line of credit with bank    (31,000)    (11,000)
    Borrowings on note payable to officer       22,906           0
    Payments under note payable to officer           0     (23,000)
                                            ----------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES       (8,094)    (34,000)
                                            ----------  ----------

NET INCREASE (DECREASE) IN CASH                 (1,891)    (15,150)

CASH, beginning of period                        5,741       9,103
                                            ----------  ----------

CASH, end of period                         $    3,850  $   (6,047)
                                            ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                                                               11

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR QUARTER ENDED
                   SEPTEMBER 30, 1998 (unaudited)

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of National Industrial Security Corporation (the "Company") and its two wholly owned subsidiaries, neither of which operated in the three years ended
December 31, 1997, or during the 1998 fiscal year. All material intercompany balances have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries at September 30, 1998, and the results of the operations and changes in its cash flows for the nine month period ended September 30, 1998.

Depreciation and Amortization:

Property and equipment is depreciated on straight-line and accelerated methods over the useful lives of the related assets which approximate five years. Leasehold improvements and equipment under capital leases are amortized over the asset life or the lease term, if shorter.

Deferred charges at September 30, 1998 consist principally of goodwill and patent costs which are being amortized over 20 years. Accumulated amortization of deferred charges was $20,724 at December 31, 1997, and $22,083 at September 30, 1998.

Income/Loss per share

Income or loss per share computations are based on the weighted average number of common shares outstanding each year.

               NATIONAL INDUSTRIAL SECURITY CORPORATION
                          and SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR QUARTER ENDED
                    SEPTEMBER 30, 1998 (unaudited)
                             (continued)

NOTE B:  INCOME TAXES

At September 30, 1998, the Company had net operating loss carryforwards aggregating approximately $819,000 expiring through year 2010, and new jobs credit carryforwards of $8,450 expiring principally in 1998.

NOTE C:  COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases its office space under an operating lease on a month to month basis. Future minimum lease commitments under all non-cancelable operating and capital leases in effect at September 30, 1998, as follows:

                                             1998
                                            ------

          Operating leases                  $3,000
                                            ------

          TOTAL LEASE PAYMENTS              $3,000
                                            ======

Rent expense was $9,000 and $9,000 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE D:  SIGNIFICANT CUSTOMERS:

Revenues with three major customers accounted for approximately 82% of the total service revenues at September 30, 1998. One of these major clients has notified the Company that it will close the St. Louis World Headquarters facility in coming months, and relocate to another city, which could cause the termination of services and approximately $200,000 in annual revenues will be lost.

Accounts receivables from these three customers represents approximately 64% of total trade accounts receivable at September 30, 1998.

NOTE E:  MISCELLANEOUS INCOME

An account payable for past legal services was settled in full in the quarter ended September 30, 1998, resulting in an adjustment to miscellaneous income.

                          SIGNATURES


           Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NATIONAL INDUSTRIAL SECURITY CORPORATION
                         (Registrant)

                         Dated:  October 28, 1998


                         By:/s/ Max T. Jackson
                            -------------------------------------
                            Max T. Jackson, President

                     NATIONAL SECURITY INDUSTRIAL CORPORATION

                 Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended September 30, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .     16