Form 10KSB
period 1998-12-31
NPS INTERNATIONAL CORP
filed 1999-09-02
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
    [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities  Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

                           Commission File No. 0-25388

                          NPS INTERNATIONAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            86-0214815
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                                812 Proctor Ave.
                             Ogdensburg, N.Y. 13669
                                 (315) 393-3793
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No
                                     ---     ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---

Issuer's revenues for its most recent fiscal year: $2,829,188.

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 1, 1999: $1,965,174.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 1, 1999, there were 10,566,403 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K dated November 23, 1998, which is incorporated into Part II and Part III of this report.

                 This Form 10-KSB consists of Forty Nine Pages.
                  Exhibit Index is located at Page Forty Four.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          NPS INTERNATIONAL CORPORATION

                                                              PAGE
                                                              ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................         13
Item 3.    Legal Proceedings...........................         14
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         14

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         14
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         15
Item 7     Financial Statements........................         19
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         37


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         37
Item 10.   Executive Compensation......................         39
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         41
Item 12.   Certain Relationships and Related
               Transactions............................         42

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........          43


SIGNATURES.............................................         44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     NPS International Corporation, f/k/a National Industrial Security Corporation, (the "Company") was incorporated under the laws of the State of
Delaware in 1967. Until November 1998, the Company's principal business consisted of providing security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the city of St. Louis, Missouri, and surrounding areas. However, effective November 6, 1998, pursuant to a definitive agreement (the "Naidger Agreement"), the Company acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., ("Naidger"), a Delaware corporation. The terms of the transaction provided that the Company undertook a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock was issued in exchange for each three (3) shares of common stock then issued and outstanding, in order to establish  the number of issued and  outstanding  common shares at closing to be
2,331,367 shares. Thereafter, the Company and Naidger entered into a share exchange agreement wherein the Company issued an aggregate of 8,000,000 "restricted" shares of the Company's Common Stock to Naidger in exchange for all of the issued and outstanding shares of Naidger. Naidger became a wholly owned subsidiary of the Company. As part of this transaction, the Company also changed its name to "NPS International Corporation."

     Naidger was incorporated in the State of Delaware on January 15, 1997. Naidger is a holding company which acquired Polcorp Industries, Inc. ("Polcorp"), a New York based holding company which has two operating subsidiaries, including Metrix Metal, L.L.C. ("MML") and Metrix Tools, L.L.C. ("MTL"), each located in Tczew, Poland. MML is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, which products are marketed in central and eastern Europe. MTL is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. This company's business is also based primarily in central and eastern Europe.

     Naidger acquired Polcorp in August 1998 in exchange for issuance of 1,500,000 of its common voting stock. Prior to this transaction, Naidger and Polcorp had common control and ownership interest. As a result of the transactions described hereinabove, some of the principals of those entities are control persons of the Company as of the date of this report. See "Part III,
Item 9, Directors, Executive Officers, Promoters and Control Persons" below.

Business

     On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of MTL and MML in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four
(4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were or are due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which was due in March 1999, as the Company is engaged in negotiations with Metrix, S.A., the former parent company of MTL and MML, which negotiations are described in greater detail hereinbelow under "Subsequent Events." While the Company is technically in default in its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The balance due on these notes as of December 31, 1998, was $304,182.

     Polcorp was formed in 1997 for the purposes of developing a broad base of synergistic acquisitions in central and eastern European countries. The company initially formed a strategic relationship with US based Equimeter, Inc., a wholly owned subsidiary of BTR, Plc., a world leader in the design, development, production and marketing of gas meter devices for both residential and industrial applications. As a result of this close business relationship, the company targeted its early strategies in emerging growth companies where Equimeter's proprietary technology had not been exploited and where the opportunities for achieving a dominant market position were significant.

     During its working alliance with Equimeter, Polcorp entered into acquisition discussions with Metrix, S.A. ("Metrix"), the leading domestic and industrial manufacturer and supplier of gas meters in Poland. However, as a result of a sudden shift in management objectives within the BTR organization, Polcorp withdrew its bid and decided to pursue an alternative strategy with Metrix. That strategy, which included the purchase of certain Metrix core assets (such as MML and MTL), redefined and fortified the working relationship which Polcorp's management had with Metrix officials. See "Subsequent Events" below.

     The Company's operations are currently conducted through two of its wholly owned subsidiaries, MTL and MML, both of which are located in Tczew, Poland. MML is a subcontractor supplying members and subassemblies for gas meters and white goods. It also offers a range of services including pressing, punching steel sheets and machining for customers for different trades, including the automobile industry, telecommunications industry and others. It has provided metal fabrication services to Metrix for over 30 years. MTL has been the principal supplier to Metrix for new production tools, tool regeneration and maintenance services for a similar period. In January 1999, both MTL and MML executed three year exclusive supply agreements with Metrix. Pursuant to the terms of the contracts, MML will continue to provide metal fabrication of parts and components for both the gas meter and white goods divisions of Metrix. MTL will provide tooling and tool regeneration services. In addition to its existing relationship with Metrix, MML commenced marketing expansion of its services to other entities during the fiscal year ended December 31, 1998.

     MML obtains raw materials from Dziedzice, S.A. (rolling mills), Florian, S.A. and Stalowa, S.A. (steel mill), Kety S.A. (aluminum works) and Polast S.A. (cast iron foundry). MTL's principal suppliers include PCPK BYTOW Sp. z.o.o. and VADIM PLAST Sp. z.o.o, each of which supply MTL with semi-finished goods.

     During the fiscal year ended December 31, 1998, the Company also provided security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the St. Louis metropolitan area. The Company also provided monitored alarm system services. During its previous three fiscal years prior to the fiscal year ended December 31, 1998, the Company derived approximately 99% of its total revenues from the services provided by its uniformed security guards. This segment of the Company's business was sold in March 1999. See "Part III, Item 12, Certain Relationships and Related Transactions" and "Item 7, Notes to Financial Statements" below.

     On June 26, 1997, the Company entered into a license agreement with Naidger Nor Ltd. ("NNL"), an Israeli company which is engaged in the business of design, development and manufacturing of specialized power electronic equipment. Under the terms of the agreement, the Company was granted the exclusive worldwide rights to operate a distributorship for NNL and to purchase its products for resale to dealers, distributors, agents, commercial and industrial concerns and other customers. The license agreement was granted in consideration of a $450,000 convertible promissory note issued in favor of NNL, which note accrued interest at the rate of 7.5%, payable annually. In January 1998, both the agreement and note were cancelled.

     In August 1997, the Company undertook a private offering of its common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. As part of this offering, the Company sold an aggregate of 183,400 common shares at a purchase price of $1.00 per share.

Subsequent Events

     In March 1999, Polcorp executed a letter of intent with First National Investment Fund, Warsaw, Poland, whereby Polcorp has agreed to purchase an approximate 85% interest in PAFAL S.A. ("PAFAL"), Poland's largest manufacturer of electric metering equipment. The proposed purchase price of this acquisition is approximately $10 million (US) (PLN 38,000,000).

     In April 1999, a letter of intent was executed between Polcorp and the National Investment Fund II (the "Fund"), for the purchase of all of the Fund's holdings in Metrix by Polcorp. The Fund is the single largest shareholder of Metrix, owning an approximate 33% interest. It is anticipated that additional offers will be submitted to the remaining shareholders of Metrix S.A. by Polcorp. As of the date of this report, the total proposed purchase price is to be negotiated. Relevant to both the former and latter letters of intent, in July 1999, the parties thereto did execute an amendment to both letters, extending the negotiation time through October 31, 1999.

     PAFAL is headquartered in Swidnica, Poland and employs approximately 2,000 persons. It generated revenues of approximately $32 million (US) (PLN 125,000,000) during its fiscal 1998. It produces approximately 85% of all of the electric meters in Poland, as well as a broad range of measuring and control apparatus for cars, trucks, delivery vans and tractors.

     The proposed acquisitions are subject to satisfaction of certain conditions, including completion of due diligence activities and the negotiation of a definitive purchase agreement. There can be no assurances that the proposed transactions will close or that any unforeseen delay will occur.

     In June 1999, a majority of the Company's shareholders adopted amendments to the Company's Articles of Incorporation wherein they changed the Company's capital structure from 12,000,000 authorized common shares, par value $.1667 per share, to 50,000,000 authorized common shares, par value $0.0001 per share and 10,000,000 authorized preferred shares, par value $.001 per share. The balance sheets and statements of stockholders' equity included in this report have been restated for all periods presented to reflect this change in capital structure.

EMPLOYEES

     The Company and its subsidiaries presently have one hundred sixty-one (161) employees, including its President, Michael Wexler. See "Part III, Item 9,
Directors, Executive Officers, Promoters and Control Persons," below. Most of these employees are based at the Company's subsidiary locations in Tczew, Poland. Of these employees, ninety-six are employed by MML and sixty-four are employed by MTL. MML employs 9 persons in administration, 4 in technical and marketing, 10 managers and 73 production workers. MTL has 7 persons in administration, 7 in the technical department, 3 managers and 47 production managers. Management believes that its relationship with its employees is satisfactory. The Company's production workers are all members of the Solidarity Union.

COMPETITION

     The Company's principal competition is provided from numerous small metal shops located throughout Poland. Management is unaware of any principal entities who are engaged in business similar to that of the Company in the geographic locations presently serviced by the Company.

TRADEMARKS

     The Company has registered the tradename "Metrix." The Company does not utilize any other trademarks or patent rights in its business.

GOVERNMENT REGULATIONS

     The Company is subject to certain governmental regulations relating to ISO manufacturing standards, which are generally worldwide in nature. In addition, the Company's subsidiaries are also subject to various environmental regulations promulgated by the Polish government. The Company's cost of compliance with these regulations is nominal. To date, management believes that the Company is in full compliance with all applicable regulations. The Company is not subject to any other extraordinary governmental regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business is an executive office which consists of approximately 200 square feet of executive office space at 812 Proctor Ave., Ogdensburg, New York 13669, for which it pays rent of $100 per month, plus actual expenses incurred. The Company also utilizes an office in Ottawa, Canada, for which it pays a monthly rate of $300, including expenses.

     Through March 31, 1999, the Company leased approximately 1,500 square feet of executive office space at 225 East Kirkham Road, St. Louis, Missouri 63119, at a rental fee of $1,000 per month. The Company disposed of such office space in conjunction with the sale of the security services business in March 1999.

     Further, the Company, through its wholly owned subsidiary companies, leases its facilities in Poland and certain machinery and equipment under an operating lease with Metrix, S.A. The agreement specifies a monthly lease payment of $12,674 (US). The lease is on a month-to-month basis and may be terminated by either party upon six months notice. This property consists of 105,800 square feet of executive office space and manufacturing facilities.

     It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future. The Company's telephone number is (315) 393-3793 and facsimile number is (315) 393-9017.

     Other Property. The Company has 173 pieces of equipment which are leased. Most of this equipment has nominal or no book value. The most valuable items include a punching machine, which had a net book value at January 1, 1999, of PLZ 744,758 ($212,788 US); a bending machine, with a net book value of PLZ 427,820 ($122,234 US); and a press, which had a net book value of PLZ 39,845 ($11,384 US) on January 1, 1999. The Company has no other properties and at this time has no other agreements to acquire any properties, other than as disclosed hereinabove.

ITEM 3.   LEGAL PROCEEDINGS

     There are no legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is a party or to which the property of the Company is subject and no such proceedings is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November 1998, a majority of the Company's shareholders authorized the "reverse merger" between the Company and Naidger. In addition, subsequent to the Company's fiscal year ended December 31, 1998, a majority of the Company's shareholders authorized an amendment to the Company's Articles of Incorporation, changing the Company's authorized capital to 50,000,000 shares of common stock, par value $.0001 per share and 10,000,000 shares of preferred stock, par value $.001 per share.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers. As of September 1, 1999, the Company's common stock was trading at $.375 bid, $.563 asked. The Company's common stock presently trades under the symbol "NPSZ."

     The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board operated by the NASD for each calendar quarter during the previous two fiscal years. However, during the initial three calendar quarters of 1998, the Company has been advised that there was not enough quote activity to calculate the inside quote for these periods. Therefore, there was no high, low or closing bid and asked price until the fourth quarter of 1998. The information provided for 1998 has been stated to include the reverse stock split undertaken by the Company in November 1998:

         Quarter Ended                      Bid Price
                                         Low       High
                                        -----     -----

         March 31, 1997                 $0.09     $0.18
         June 30, 1997                  $0.17     $0.24
         September 30, 1997             $0.17     $0.18
         December 31, 1997              $0.17     $0.21

         March 31, 1998                     -         -
         June 30, 1998                      -         -
         September 30, 1998                 -         -
         December 31, 1998              $0.27     $1.00

     (b) Holders. There are five hundred twenty four (524) holders of the Company's Common Stock, not including those holders who hold their shares in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ending December 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

OVERVIEW

     In November 1998, the Company acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in the Company's principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. As a result, management is presenting the following discussion as if the Company had acquired and operated the aforesaid businesses for the previous two year periods, in order to provide a better analysis of the Company's current and prior results of operations. The following information is intended to highlight developments in the Company's operations, to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's operations for the fiscal years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 1998 and 1997.

     In the fiscal year ended December 31, 1998, the Company's revenues were $2,829,188, compared to revenues of $1,369,495 generated during the fiscal year 1997, an increase of $1,459,693 (106.6%). This increase was attributable to three factors, including (i) the acquisition of the security services business through the business combination with National Industrial Security Corporation, which accounted for 8.8% of the increase; (ii) although the manufacturing operations of Metrix Metal and Metrix Tools were in existence for only six months and nine months of 1997, respectively, the increase in revenues attributable to the full year of activities in 1998 accounted for 79.4% of the increase; and (iii) an increase in manufacturing activities of the Metrix operating subsidiaries accounted for the remaining 18.8% of the increase in revenues.

     During the year ended December 31, 1998, the Company's direct costs were $2,580,570, compared to direct costs of $1,140,612 generated during the fiscal year 1997, an increase of $1,439,958 (126.2%). The acquisition of the security services business accounted for 8.1% of the increase. Since the manufacturing operations of Metrix Metal and Tools were in existence for only six months and nine months of 1997, respectively, the increase in direct costs attributable to the full year of activities in 1998 accounted for 82.5% of the increase.
Increase in manufacturing activities of the Metrix operations subsidiaries accounted for the remaining 35.6% of the increase in direct costs.

     Operating expenses during the period ended December 31, 1998, were $349,632, compared to $230,472 for the similar period in 1997, an increase of $119,160 (51.7%). 25.2% of the increase was in selling and administrative costs. Such increase was principally attributable to a full year of operations for the Company's operating subsidiaries in 1998, as well as the acquisition of the security services business, effective November 1998. An increase in interest expense of $49,057, which resulted from the debt incurred to acquire the Metrix entities in 1998, accounted for 21.3% of the increase. Amortization expense of goodwill attributable to the Metrix acquisitions accounted for an additional 9.2% of the increase. As a result, the Company generated a net loss of $(101,014) for the year ended December 31, 1998, compared to a net loss of $(1,589) for the year ended December 31, 1997, an increase of $(99,425).

LIQUIDITY AND CAPITAL RESOURCES

     In the fiscal year ended December 31, 1998, the Company had $217,535 in cash and cash equivalents. It also increased its accounts receivable to $246,063 from $81,942 for the similar period in 1997, an increase of $164,121 (200%). Cash and receivables increased through liquidation of short-term investments (110,640), decreases in inventories (57,133), and increases in current liabilities. Funds were also provided by loans from an affiliate ($201,127) and net proceeds from issuance of common stock ($40,771). These increases were offset by capital expenditures ($146,314) and principal payments on loan obligations.

     On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of MTL and MML in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four
(4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were and are due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which was due in March 1999, during the negotiations to acquire Metrix, S.A., as more fully described in Part I, Item I, Description of Business, above. While the Company is technically in default in its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The balance due on these notes as of December 31, 1998, was $304,182.

     The Company has $80,606 of notes payable to a director. The notes arose from advances made by the director to the Company. The notes bear interest at prime (8.25% at December 31, 1998) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt. Interest expense for 1998 includes $2,222 of interest related to notes payable - director.

     In addition, during 1998, an affiliated company made loans of $201,127 to Naidger. Prior to year end, Naidger issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt.

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, it is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions during the fiscal year ending December 31, 1999. However, as of the date of this report, no definitive agreement has been reached between the company and any funding source and none is expected in the foreseeable future. Failure of the Company to obtain additional capital in the future will have a negative impact on management's ability to continue its efforts to expand the Company's business and generate profits from existing operations.

TRENDS

     The Company is primarily focused on the development and expansion of (i) infrastructure manufacturing, and (ii) the acquisition and growth of proprietary flow measurement and control devices in the gas and electricity meter sectors (utility metering). With particular reference to (i), and with the understanding that no assurances can be provided, the Company is forecasting double digit growth in both its tool making and metal fabrication operations as an increasing number of domestic concerns outsource their infrastructure manufacturing requirements to reduce internal costs. In addition, management believes that multinationals recognize that Poland offers large pools of skilled labor and lower production costs relative to their domestic marketplace. The outsourcing by western firms of the Company's infrastructure manufacturing units continues to show strength, with planned revenue growth from internal operations exceeding 10-15% commencing in fiscal 2000.

     The Company's entry into the proprietary gas and electricity metering business is scheduled for the fourth quarter of fiscal 1999, presuming that the proposed acquisitions of PAFAL SA and Metrix SA, both major suppliers of metering devices to the utility sector in Poland, are successfully consummated, of which there can be no assurance. PAFAL is a manufacturer of electricity meters with an annual turnover of $35,000,000 and a 83% market share, while Metrix is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of domestic meters and a 100% share of the industrial market.

     It is anticipated that the domestic market in Poland for electricity meters will exceed a 10% growth rate over the next 12 months as a result of both new technological enhancements to existing products and new and/or refurbished installations. Coupled with its strong domestic position, PAFAL anticipates that strong potential gains in sales and profitability lie in burgeoning international markets for its metering technologies.

     While domestic gas meter sales in Poland have remained stable over the past year, Metrix SA has recently completed the development cycle for a new generation of plastic injection molded meters which will eventually replace its G4 series of domestic meters. The new meters are smaller in size and less costly than existing metal framed meters and are well suited for growth in the domestic market, not only in Poland, but in numerous international markets. Management also sees growth in the gas meter business as a result of (1) recent substantial price increases in Poland in alternate energy sources; (2) a reduction in the mandatory inspection period from 30 to 15 years; (3) a trend to individual metered premises; (4) the growth in residential construction; (5) substantial refurbishment and/or new construction of industrial sites; and (6) export markets encouraged by a growing requirement in international markets to monitor costs and increase gas revenues.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 1998.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Relevant to the Company's computers, management has retained outside consultants to review potential Y2K problems. As a result, the Company will need to replace the server, net software, streamer and adjustment of current software. Management does not believe that the costs of undertaking these actions will be material to the financial condition of the Company, as it is anticipated that the total cost of causing the Company to become Y2K compliant will be PLZ 15,000 ($4,000 US).

ITEM 7.  FINANCIAL STATEMENTS

                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated balance sheets as of December 31, 1998 and 1997                F-3

Consolidated statements of operations for the year ended
   December 31, 1998 and for the period January 15, 1997
   (date of incorporation) through December 31, 1997                        F-4

Consolidated statements of stockholders' equity for the year ended December 31, 1998 and for the period January 15, 1997
   (date of incorporation) through December 31, 1997                        F-5

Consolidated statements of cash flows for the year ended
   December 31, 1998 and For the period January 15, 1997
   (date of incorporation) through December 31, 1997                        F-6

Notes to consolidated financial statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT



The Stockholders
NPS International Corporation and subsidiaries
Ogdensburg, New York


We have audited the accompanying consolidated balance sheets of NPS International Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period January 15, 1997 (date of incorporation) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NPS International Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the year ended December 31, 1998, and for the period January 15, 1997 (date of incorporation) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                        HORTON & COMPANY, L.L.C.




Wayne, New Jersey
July 15, 1999



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          December 31,
                                               --------------------------------
                                                   1998                 1997
                                               ------------          ----------
Current assets:
   Cash                                        $    217,535          $  116,908
   Short-term investments                           -                   110,640
   Accounts receivable                              246,063              81,942
   Prepaid expenses                                  15,110                   -
   Inventories                                      155,281             212,414
   Due from affiliate                                     -              25,623
                                               ------------          ----------

          Total current assets                      633,989             547,527
                                               ------------          ----------

Property and equipment, net                         164,337              93,216
                                               ------------          ----------

Other assets:
   Goodwill, net                                    429,398              87,422
   Deferred charges and other                        55,068              55,217
                                               ------------          ----------

                                                    484,466             142,639
                                               ------------          ----------

                                               $  1,282,792          $  783,382
                                               ============          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt from      $    207,150                   -
     business combination
   Accounts payable and accrued expenses            279,414             173,968
   Accrued taxes                                     92,780              44,104
   Customer deposits                                 72,888                   -
   Due to affiliate                                  21,627                   -
   Notes payable - director                          80,606                   -
   Payable under service agreement                    7,522             114,403
                                               ------------          ----------

          Total current liabilities                 761,987             332,475

Long-term debt from business combination,            97,032             400,000
   net of current portion
Long-term liabilities                                     -              24,110
                                               ------------          ----------

                                                    859,019             756,585
                                               ------------          ----------
Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      5,171,410 shares outstanding in 1997                -                 517
      10,331,394 shares outstanding in 1998           1,033                   -
   Additional paid-in capital                       521,558              27,869
   Accumulated deficit                             (102,603)             (1,589)
   Accumulated other comprehensive income             3,785                   -
                                               ------------          ----------

                                                    423,773              26,797
                                               ------------          ----------

                                               $  1,282,792          $  783,382
                                               =============         ==========


                 See notes to consolidated financial statements


                         NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the period
                                                                 January 15, 1997
                                                              (date of incorporation)
                                                 Year ended           through
                                              December 31, 1998  December 31, 1997
                                              -----------------  -----------------
Revenues:
   Product sales                              $    2,708,982     $    1,369,495
   Security services                                 120,206                  -
                                              --------------     --------------


                                                   2,829,188          1,369,495
                                              --------------     --------------

Direct costs:
   Product costs                                   2,487,751          1,140,612
   Security services                                  92,819                  -
                                              --------------     --------------


                                                   2,580,570          1,140,612
                                              --------------     --------------

Gross profit                                         248,618            228,883
                                              --------------     --------------

Operating expenses (income):
   Selling and administrative                        278,991            220,827
   Amortization                                       21,171                  -
   Interest expense                                   49,057                  -
   Interest income                                   (23,956)           (16,851)
   Gain on sale of assets                             (6,889)            (4,652)
   Foreign taxes                                      31,258             31,148
                                              --------------     --------------

                                                     349,632            230,472
                                              --------------     --------------

Net loss                                      $     (101,014)    $       (1,589)
                                              ==============     ==============


Loss per share                                $         (.02)    $         (.00)
                                              ==============     ==============

Historical weighted average shares outstanding     6,049,208          4,558,606
                                              ==============     ==============







                 See notes to consolidated financial statements

                                       F-4



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    For the year ended December 31, 1998, and for the period January 15, 1997
                (date of incorporation) through December 31, 1997


                                                    Common stock
                                              ----------------------   Additional                   Other
                                               Shares          Par       paid-in   Accumulated  Comprehensive Comprehensive
                                               Issued         value      capital     Deficit        Income        Income
                                             ----------      -------    ---------   ---------     ---------      --------
Shares issued at inception                          100      $     -    $       -   $       -     $       -      $      -


Shares issued in satisfaction
   of costs paid by parent company            3,600,000          360        3,240           -             -             -

Shares issued under Reg. D,
   Rule 504 offering                             71,310            7       71,303           -             -             -

Shares issued in business combination         1,500,000          150        1,350           -             -             -

Costs incurred in connection with offering            -            -      (48,024)          -             -             -

Net loss                                              -            -            -      (1,589)            -             -
                                             ----------      -------    ---------   ---------     ---------      --------

Balances at December 31, 1997                 5,171.410          517       27,869      (1,589)            -             -
                                             ----------      -------    ---------   ---------     ---------      --------

Shares issued under Reg. D,
   Rule 504 offering                            112,090           11      112,079           -             -             -

Costs incurred in connection with offering            -            -     (221,198)          -             -             -

Shares issued in business combination         2,331,367          233      (76,045)          -             -             -

Shares issued in satisfaction
   of various liabilities                     2,716,527          272      678,853           -             -             -

Other comprehensive income, net of tax:
   Foreign currency translation                       -            -            -           -         3,785         3,785
                                                                                                                 --------

Comprehensive income                                                                                             $  3,785
                                                                                                                  =======
Net loss                                              -            -            -    (101,014)            -
                                             ----------      -------    ---------   ---------     ---------


Balances at December 31, 1998                10,331,394      $ 1,033    $ 521,558   $(102,603)    $   3,785
                                             ==========      =======    =========   =========     =========


                 See notes to consolidated financial statements




                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the period
                                                                                 January 15, 1997
                                                                             (date of incorporation)
                                                              Year ended             Through
                                                           December 31, 1998    December 31, 1997
                                                           -----------------    -----------------
Cash flows from operating activities:

   Net loss                                                  $  (101,014)           $  (1,589)
                                                             -----------            ---------
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
         Operating expense paid by parent company                      -                3,600
         Depreciation and amortization                           100,149               52,894
         Gain on sale of assets                                   (6,889)              (4,957)
         Changes in assets and liabilities, net of effect
           of business combination:
            (Increase) decrease in accounts receivable          (108,136)             206,773
            (Increase) decrease in prepaid expenses               (3,677)                   -
            (Increase) decrease in inventory                      57,133             (212,414)
            Increase (decrease) in accounts payable and           70,760              (62,875)
              accrued expenses
            Increase (decrease) in accrued taxes                  48,676               (3,994)
            Increase (decrease) in customer deposits              72,888                    -
            Increase (decrease) in payable under service
              agreement                                         (106,881)             114,403
                                                             -----------            ---------

                  Total adjustments                              124,023               93,430
                                                             -----------            ---------

         Net cash provided by operating activities                23,009               91,841
                                                             -----------            ---------

Cash flows from investing activities:
   Sale (purchase) of short-term investment                      110,640             (110,640)
   Capital expenditures                                         (146,314)             (76,749)
   Proceeds from sale of assets                                    6,889                    -
   Cash acquired in business combination                           5,623                    -
   Goodwill and deferred charges                                 (20,513)             (55,217)
   Loans repaid by (made to) affiliate                            25,623              (25,623)
                                                             -----------            ---------

         Net cash used in investing activities                   (18,052)            (268,229)
                                                             -----------            ---------

Cash flows from financing activities:
   Proceeds from loan                                            -                     19,898
   Loans from affiliate                                          201,127                    -
   Principal payments on loan obligations                       (119,928)                   -
   Repayment of note payable - director                          (16,300)                   -
   Proceeds from issuance of common stock                        112,090               72,710
   Costs incurred in connection with offering                    (81,319)             (48,024)
                                                             -----------            ---------

         Net cash provided by financing activities                95,670               44,584
                                                             -----------            ---------

         Net (decrease) increase in cash                         100,627             (131,804)

         Cash balance at beginning of period                     116,908              248,712
                                                             -----------            ---------

         Cash balance at end of period                       $   217,535            $ 116,908
                                                             ===========            =========


                                See notes to consolidated financial statements

                          NPS INTERNATIONAL CORPORTION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



1.       Summary of significant accounting policies

         This summary of significant accounting policies of NPS International Corporation (hereinafter "NPS" or the "Company") is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the management of NPS International Corporation and subsidiaries which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

                  Use of estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                  Basis of presentation

         Effective November 6, 1998, pursuant to the terms of a plan of merger, National Industrial Security Corporation ("NISCO") acquired all of the outstanding common stock of Naidger Power Systems, Inc. ("Naidger") in exchange for 8,000,000 unregistered shares of NISCO's common stock. Immediately prior to the transaction, NISCO completed a one-for-three reverse stock split, resulting in 2,331,367 shares outstanding prior to the business combination. As a result of the transaction, the former shareholders of Naidger received shares representing approximately 77% of NISCO's outstanding common stock, resulting in a change in control of NISCO. Naidger thereby became the wholly-owned subsidiary of NISCO. Simultaneously therewith, NISCO amended its articles of incorporation to reflect a change in name to NPS International Corporation ("NPS"), a Delaware corporation. References to the "Company" refer to NPS together with its predecessor company Naidger and subsidiaries.

         The acquisition of Naidger by NISCO has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Naidger is considered the acquiring entity and NISCO the acquired entity. As a result, historical financial statements presented for periods prior to the date of the transaction are those of Naidger. However, the capital structure has been retroactively restated to reflect the number of shares received by Naidger shareholders in the acquisition and NISCO par value. Under purchase method accounting, balances and results of operations of NISCO (now NPS) have been included in the Company's financial statements from the date of the transaction, November 6, 1998.

1.       Summary of significant accounting policies (continued)

         In the reverse acquisition, the Company recorded assets and liabilities at their historical cost basis which was deemed to approximate fair market value. The reverse acquisition transaction is treated as a non-cash transaction, except to the extent of cash acquired, since all consideration given was in the form of common stock.

         Pro forma results of operations (assuming completion of the business combination of NISCO and Naidger and subsidiaries as of the beginning of each period) for the years ended December 31, 1998 and 1997 are as follows:
                                                        Year ended December 31,
                                                       ------------------------
                                                           1998         1997
                                                       -----------   ----------

                  Revenues                             $ 3,414,688   $1,778,895
                                                       ===========   ==========

                  Net loss                             $  (75,923)   $  (29,834)
                                                       ==========    ==========

                  Loss per share                       $    (.007)   $    (.004)
                                                       ==========    ==========

                  Weighted average common shares       10,331,367     6,889,973
                                                       ==========    ==========
         The pro forma financial information presented above does not purport to be indicative of the results of operations of the Company that might have occurred, nor are they indicative of future results.

                  Principles of consolidation

         The accompanying consolidated financial statements include the accounts of NPS International Corporation, and of its wholly-owned subsidiary, Naidger Power Systems, Inc. ("Naidger"), its wholly-owned subsidiary, Polcorp Industries, Inc. ("Polcorp"), together with its wholly-owned subsidiaries Metrix Metal, L.L.C. and Metrix Tools, L.L.C.
         (collectively referred to as the "Metrix Companies"). Under the accounting rules for the business combinations described in Note 2, the accompanying financial statements include the accounts of NPS from the date of the business combination with Naidger (November 6, 1998), of Naidger from date of incorporation, (January 15, 1997), of Polcorp from the date of the business combination with the Metrix Companies (June 26, 1998), and of Metrix Metal, L.L.C. and Metrix Tools, L.L.C. for the period from their dates of inception (July 1, 1997 and April 1, 1997, respectively) through December 31, 1997. Significant intercompany transactions and balances have been eliminated in consolidation.

                  History and business activity

         NPS International Corporation (formerly National Industrial Security Corportion) was incorporated in the State of Delaware in 1967. The Company's security division provides security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri metropolitan area.

1.       Summary of significant accounting policies (continued)

                  History and business activity (continued)

         Naidger Power Systems, Inc. was incorporated in the State of Delaware on January 15, 1997. Naidger is an inactive holding company which has acquired Polcorp Industries, Inc. and two operating subsidiaries in a business combination described in Note 2. Naidger was originally incorporated to hold exclusive worldwide rights for specialized power electronics equipment. However, the license agreement was terminated prior to any activity taking place (Note 5).

         Polcorp Industries, Inc. ("Polcorp") was incorporated in the State of Delaware on January 16, 1998. Concurrent with the business acquisition described in Note 2, Polcorp became a holding company which conducts business only through its wholly-owned subsidiaries, Metrix Metal, L.L.C. and Metrix Tools, L.L.C.

         Metrix Metal, L.L.C., located in Tczew, Poland, is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector. The Company's concentration of business is in central and eastern Europe.

         Metrix Tools, L.L.C., located in Tczew, Poland, is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. The Company's concentration of business is in central and eastern Europe.

                  Revenue recognition

         Revenue from product sales is recognized when products are shipped. The Company recognizes revenue from security services as such services are performed in accordance with contract terms.

                  Property and equipment

         Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                             Years
                                                            -------

                  Machinery and equipment                      10
                  Office equipment                              5

         Depreciation expense was $78,978 and $52,894 for the years ended December 31, 1998 and 1997, respectively.

         Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income.

                  Short-term investments

         Short-term investments consist of treasury securities available for sale and, as a result, are stated at market value, which approximates cost.

1.       Summary of significant accounting policies (continued)

                  Concentration of credit risk

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's policies do not require collateral to support accounts receivable. However, because of the diversity and credit worthiness of individual accounts which comprise the total balance, management does not believe that the Company is subject to any significant credit risk. At December 31, 1997, the Company also held short-term investments in treasury securities. The Company liquidated its short-term investment holdings early in 1998.

         Approximately, 83.1% and 93.4% of total revenue was derived from Metrix S.A. (former parent company of Metrix Tools, L.L.C. and Metrix Metal, L.L.C.), for the years ended December 31, 1998 and 1997, respectively. Approximately 95.8% and 100% of the Company's revenue was derived from foreign sales during the years ended December 31, 1998 and 1997, respectively.

                  Fair value of financial instruments

         The Company's receivables and payables are current and on normal terms and, accordingly, are believed by management to approximate fair value. Management also believes that notes payable and long-term debt approximate fair value when current interest rates for similar debt securities are applied.

                  Inventories

         Inventories stated at the lower of cost (principally standard cost which approximates actual cost, on a first-in, first-out basis) or market.

                  Foreign currency translation

         The financial statements of the Company's foreign subsidiaries were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheets and a weighted-average rate for the period on the statements of operations. Translation adjustments, net of deferred income taxes, are reflected as foreign currency translation adjustments to determine comprehensive income and are included in accumulated comprehensive income as presented in the balance sheets and the statements of stockholders' equity. Foreign currency transaction adjustments are included in income.

                  Goodwill

         Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. Most of the goodwill arose from the acquisition of the Metrix companies, as described in Note 2. Goodwill is carried at cost and is being amortized on the straight-line method over a ten-year period starting with the date of acquisition.

1.       Summary of significant accounting policies (continued)

                  Deferred charges

         Deferred charges consist of the following:             December  31,
                                                              -----------------
                                                                1998     1997
                                                              -------  --------

                  Deferred acquisition costs                  $49,862  $ 55,217
                  Patent costs and license fees,
                     net of accumulated
                     amortization of $10,984                    5,206         -
                                                              -------  --------

                                                              $55,068  $ 55,217
                                                              =======  ========

         Deferred acquisition costs are capitalized as a component of total acquisition costs upon successful consummation of a planned acquisition. Such costs are expensed upon determination that a proposed acquisition is unlikely to occur.

         Patent costs and license fees are being amortized on the straight-line basis over the expected period of recoverability of such costs, which is estimated at 15 to 20 years.

                  Supplemental statements of cash flows information

         During the year ended December 31, 1997, the Company issued 3,600,000 shares of its common stock in satisfaction of costs it had incurred which were paid by the parent company.

         During the year ended December 31, 1998, the Company acquired the stock of its predecessor, Naidger, through the issuance of 8,000,000 shares of the common stock as described in Note 2. During the year ended December 31, 1998, the Company's predecessor completed a business combination through the issuance of 1,500,000 shares of its common stock as described in Note 2.

         During the year ended December 31, 1998, the Company issued 2,716,527 shares of its common stock in satisfaction of $679,125 of liabilities owed to affiliates and directors, as described in Note 8.

         Interest paid during 1998 was $32,969. There was no interest paid during 1997. Income taxes paid during 1998 and 1997 were $24,190 and $31,148, respectively.

                  Accounting pronouncements

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income," which is effective for the Company's financial statements for the year ended December 31, 1998. In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's common stock.

         The Company has also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's financial statements for the year ended December 31, 1998. This statement requires reporting of summarized financial results for operating segments as well as established standards for related disclosures about products and services, geographic areas and major customers. Primary disclosure requirements include total segment revenues, total segment profit or loss and total segment assets.

2.       Business combinations

                  Metrix acquisition

         On June 26, 1998, Polcorp Industries, acquired all of the outstanding shares of Metrix Tools, L.L.C. (4,000 shares) and Metrix Metal, L.L.C. (7,000 shares) in exchange for notes payable in the amounts of 430,000 and 930,000 Polish zlotys, respectively. As a result of the transaction, there was a change in the control of Metrix Tools, L.L.C. and Metrix Metal, L.L.C.

         The acquisition of Metrix Tools, L.L.C. and Metrix Metal, L.L.C. (the "Metrix Companies") has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, the Metrix Companies are considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of the Metrix Companies. However, the capital structure has been retroactively restated to reflect the number of shares issued to effect the acquisition and the Company's par value. Under purchase method accounting, balances and results of operations of Polcorp have been included in the accompanying consolidated financial statements from the date of the transaction, June 26, 1998. The Company recorded the assets and liabilities at their historical cost basis which was deemed to approximate fair market value. The reverse acquisition is treated as a non-cash transaction since all consideration given was in the form of stock. Pro forma results of operations (assuming the business combination had been effected on January 15, 1997) are not presented because Polcorp was inactive prior to the acquisition. As a result, pro forma results of operations for the years ended December 31, 1997 and 1998, would be no different than the historical statements of operations presented herewith.

                  Polcorp business combination

         During August 1998, Naidger Power Systems, Inc. completed the acquisition of all the outstanding shares of Polcorp Industries, Inc. ("Polcorp") in exchange for 1,500,000 of its common voting shares. Polcorp is located in New York and has two wholly-owned subsidiaries, Metrix Metal, L.L.C. and Metrix Tools, L.L.C. located in Tczew, Poland. In conjunction with this business combination, the balances and results of operations of Polcorp and Naidger are included in the accompanying consolidated financial statements. Prior to the business combination, Naidger and Polcorp had common control and ownership interest.

                  NISCO business combination

         On November 6, 1998, Naidger effected a business combination with National Industrial Security Corporation, ("NISCO") a publicly-traded corporation. Under the terms of the reorganization agreement, the shareholders of Naidger Power Systems, Inc. gained control over the public company. Prior to the merger, NISCO completed a one-for-three reverse split of its shares which resulted in 2,331,367 shares outstanding prior to the business combination. At the closing of the transaction, NISCO exchanged 8,000,000 shares of common stock for all the issued and outstanding shares of common stock of Naidger thereby effecting a change in control.

3.       Inventories

         The following is a summary of inventories:
                                                             December 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------        --------

                  Raw materials                       $  57,417        $125,690
                  Work in process                        97,864          86,724
                                                      ---------        --------

                                                      $ 155,281        $212,414
                                                      =========        ========
4.       Property and equipment

         The following is a summary of property and equipment:


                                                             December 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------

                  Machinery and equipment             $360,514         $146,110
                  Less:  accumulated depreciation      196,177           52,894

                                                      $164,337         $ 93,216
                                                      ========         ========

5.       License agreement

         On June 26, 1997, the Company entered into a license agreement with Naidger Nor (1997) Ltd. ("NNL"), an Israeli company which is engaged in the business of design, development and manufacturing of specialized power electronics equipment. Under the terms of the agreement, the Company was granted the exclusive worldwide rights to operate a distributorship for NNL and to purchase its products for resale to dealers, distributors, agents, commercial and industrial concerns and other customers. The license agreement was granted in consideration of a $450,000 convertible promissory note to NNL. Such note bore interest at 7.5% payable annually.

         During January 1998, the Company decided not to pursue its financial obligations under the terms of the license agreement. Therefore, both the agreement and the related debt were cancelled.

6.       Notes payable - director

         Notes payable - director represents advances made to the Company by one of its directors. The notes bear interest at prime (8.25% at December 31, 1998) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but is subordinated to other secured debt. Interest expense for 1998 includes $2,222 of interest related to notes payable - director.

7.       Long-term debt from business combination

         Long-term debt from business combination arose from the acquisition of the stock of Metrix Tools and Metrix Metal (Note 2). The purchase price of 430,000 and 930,000 Polish zlotys for Metrix Tools and Metrix Metal, respectively, is paid in US dollars based on the exchange rate at ING Bank S.A. in Warsaw, Poland. The notes are payable in four equal principal installments, commencing 90 days after the date of signing the agreement. The next installments are due 270, 450 and 630 days following the date of signing the agreement. Each installment shall include interest at 8% annually increased by the inflation ratio in Poland. Any delay in the payment schedule will result in a interest charge of 20% annually. The debt is secured by the stock of Metrix Tools and Metrix Metal.

         Maturities of long-term debt from business  combination are as follows:

                  Year ending December 31, 1999                 $207,150
                  Year ending December 31, 2000                   97,032
                                                                --------

                                                                $304,182
                                                                ========
         The Company has temporarily suspended the payment which was due in March 1999, during negotiations to acquire Metrix, S.A., the former parent company of Metrix Tools and Metrix Metal. While the Company is in default of the agreement because it did not make such payment, the Company has not received any notice of default.

8.       Stockholders' equity

                  Recapitalization

         Subsequent to year end, a majority of the Company's shareholders adopted amendments to the articles of incorporation to change the Company's capital structure from 12,000,000 authorized shares of $.1667 par value common stock to 50,000,000 authorized shares of $.0001 par value common stock and 10,000,000 authorized shares of $0.001 par value preferred stock. No preferred stock has been issued. The balance sheets and statements of stockholders' equity have been restated for all periods presented to reflect the change in capital structure.

                  Private offering

         On August 15, 1997, the Company commenced an offering of its common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933. The Company sold 112,090 and 71,310 shares under the offering, during the years ended December 31, 1998 and 1997, respectively.

8.       Stockholders' equity (continued)

                  Stock issuance

         During 1998, Naidger issued 1,798,500 shares of its common stock to Suncrest Management Services, S.A., in payment for $449,625 of costs Suncrest had paid on behalf of the Company and for their services (Note
         9) which were principally rendered in connection with obtaining equity financing and effecting the business combinations described in Note 2. Naidger issued 718,000 shares of its common stock to an affiliate in satisfaction of $179,500 of loans that had been advanced (Note 9). Naidger also issued 200,000 shares of its common stock to directors of the Company in satisfaction of $50,000 in fees and expenses incurred in connection with the acquisition of the Metrix Companies. The stock issued was valued at the estimated fair value of $.25 per share at the date of issuance.

                  Loss per common share

         Loss per common share is computed by dividing the net loss applicable to common stock shareholders by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 1998 and 1997, the weighted average number of shares used in the calculation was 6,049,208 and 4,558,606, respectively. Diluted loss per share amounts are not presented because they are anti-dilutive.

9.       Related party transactions

                  Related party loans

         During 1998, an affiliated company made loans of $201,127 to Naidger. Prior to year end, Naidger issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt (Note 8). At December 31, 1998, the balance shown as due to affiliate is an unsecured, non-interest bearing advance to the Company, payable on demand. At December 31, 1997, due from affiliate represents an unsecured, non-interest bearing advance to the same affiliate. Such advance was repaid during 1998.

                  Service agreement

         Effective May 1, 1997, Naidger and Polcorp entered into a service agreements with Suncrest Management Services, S.A. ("Suncrest"), a company incorporated in Nevis, West Indies, and which is also a significant stockholder of NPS International Corporation. The agreement with Naidger was re-affirmed by NPS as a consequence of the business combination described in Note 2. The service agreement with Polcorp was terminated by mutual consent effective October 31, 1998.

         Under the terms of the agreement, Suncrest provides a variety of management and consulting services for a five-year period ending April 30, 2002. In return, Suncrest shall receive a service fee of $8,500 per month, payable in advance on the first day of each month during the first 12 months of the agreement. During each subsequent 12-month period, the monthly service fee shall be increased by 10% over the previous 12-month period. Minimum future fees payable under the agreement are as follows:

                        Year ending
                        December 31,                      Amount
                        ------------                      ------

                           1999                          $129,540
                           2000                           142,394
                           2001                           156,742
                           2002                            54,304
                                                         --------
                                                         $482,980
                                                         ========
         In addition, Suncrest is entitled to reasonable costs and expenses and an annual bonus equal to the greater of 5% of profits or 3% of sales provided that an approved annual budget is met or exceeded. Otherwise, a bonus may be paid at the discretion of the Company.

         Service fees under these agreements were $251,300 and $83,000 plus expenses of $127,283 and $22,869 for the years ended December 31, 1998 and 1997, respectively.

         During the years 1998 and 1997, $279,460 and $55,217 of these fees and expenses were capitalized in connection with the business combinations described in Note 2. During the years 1998 and 1997, $139,879 and $48,024 of these fees and expenses incurred in connection with obtaining equity financing were recorded as a charge to additional paid-in capital.

         The agreement may be terminated by six-month notice. In the event that the agreement is terminated by the Company for any reason, Suncrest shall be entitled to receive a lump-sum termination payment equal to all service fees for the unexpired term of the agreement plus all bonuses as a result of past services and all outstanding out-of-pocket expenses.

                  Consulting agreement

         The Company has entered into an agreement with a shareholder and officer whereby he would provide the Company with consulting services in connection with planned acquisitions. The agreement is effective through June 30, 2001, thereafter remaining in force for a rolling period of twelve months. Such agreement may be terminated by NPS upon six-month notice. Compensation for such services totalled $30,000 for the year ended December 31, 1998. Such fees were capitalized as deferred acquisition costs. The agreement specifies that compensation in the years 1999, 2000 and 2001 will be $72,000, $88,200 and $46,200, respectively.

         In addition, the consultant is entitled to an annual bonus equal to 5% of audited net profits, provided that certain performance criteria are met. Otherwise, a bonus may be paid at the discretion of the Board.

10.      Income taxes

         As of December 31, 1998, the Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses expire in the years 2017 and 2018.

         Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

                  Non-current deferred income tax asset arising from
                     net operating loss carryforward                   $ 65,000

                  Valuation allowance                                   (65,000)
                                                                       --------
                                                                       $      -
                                                                       ========

         Taxes paid and accrued to foreign countries amounted to $31,148 and $31,258 for the period January 15, 1997 (date of incorporation) through December 31, 1997 and for the year ended December 31, 1998, respectively.

11.      Commitments and contingencies

                  Lease agreements

         The Company leases its facilities in Poland and certain machinery and equipment under operating leases with Metrix, S.A. The agreement specifies a monthly lease payment of $12,674 (including 22% VAT). The leases are on a month-to-month basis and may be terminated by either party upon 6- months notice.

         The Company maintains corporate offices in Ogdensburg, New York and Ottawa, Canada. The Company is not obligated under any lease agreements for such offices, but incurs a monthly cost of approximately $500 through the service agreement described in Note 9.

         The Company also leased office space in St. Louis, Missouri under an operating lease at a monthly lease payment of $1,000. The Company disposed of such office space in conjunction with the sale of the security division as described in Note 13.

         Rent expense for the years ended December 31, 1998 and 1997 totalled approximately $154,100 and $79,800, respectively.

                  Operating agreements

         The Metrix Companies and Metrix S.A. have entered into an agreement whereby the Metrix Companies have the exclusive right to produce parts for Metrix S.A. through June 2001. Such parts are to be sold to Metrix S.A. at specified pricing formulas. Metrix S.A. has also agreed to make repair and maintenance services available to the Metrix Companies at specified prices. Metrix S.A. is also obligated to provide access to utilities and the telecommunications network.

12.      Segment information

         NPS International corporation has three reportable segments: manufacturing, security services and corporate activities. The manufacturing segment is engaged in the production of tools, molds, parts and sub-assemblies to serve the gas meter, white goods and auto parts sectors. The security services segment provides guard services to business. Corporate activities include administrative expenses to manage the corporate entity. It also includes costs incurred in connection with the Company's ongoing acquisition activities and continuing costs, including financing and amortization costs, incurred as a result of past acquisitions.

         The accounting policies of the segments are the same as described in the summary of significant accounting policies. During 1998 and 1997, there were no inter- segment sales or transfers.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The businesses have been acquired as a unit, and the management at the time of the acquisition has been retained.


         The following is a summary of segment revenues, expenses, profit or loss and assets:


                                            Security
        1998                 Manufacturing  Services    Corporate      Total
---------------------        -------------  --------    ---------    ----------

Revenue                       $2,708,982    $120,206    $        -   $2,829,188
Interest income               $   23,956    $      -    $        -   $   23,956
Interest expense              $    5,755    $    100    $   43,202   $   49,057
Depreciation and
  amortization                $   78,978    $    302    $   20,869   $  100,149
Segment profit (loss)         $   50,597    $  3,274    $ (154,885)  $ (101,014)
Segment assets                $  706,663    $121,554    $  454,575   $1,282,792
Expenditures for
  segment assets              $  145,857    $ 30,632    $  354,606   $  531,095


                                            Security
        1998                 Manufacturing  Services    Corporate      Total
---------------------        -------------  --------    ---------    ----------


Revenues                      $1,369,495    $      -    $        -   $1,369,495
Interest income               $   16,851    $      -    $        -   $   16,851
Interest expense              $        -    $      -    $        -   $        -
Depreciation and
  amortization                $   52,894    $      -    $        -   $   52,894
Segment profit (loss)         $   38,455    $      -    $  (40,044)  $   (1,589)
Segment assets                $  587,375    $      -    $  196,007   $  783,382
Expenditures for
  segment assets              $  289,163    $      -    $  103,241   $  392,404




                                      F-18

         The following is a summary of revenue and asset information by geographic location:

                                                                      Long-lived
                     1998                             Revenue           Assets
         ---------------------------------           ----------        --------

         Eastern Europe (primarily Poland)           $2,708,982        $610,707
         United States                                  120,206          38,096
                                                     ----------        --------

                                                     $2,829,188        $648,803
                                                     ==========        ========


                                                                      Long-lived
                     1997                             Revenue           Assets
         ---------------------------------           ----------        --------
         Eastern Europe (primarily Poland)           $1,369,495        $235,855
         United States                                        -               -
                                                     ----------        --------

                                                     $1,369,495        $235,855
                                                     ==========        ========


13.      Subsequent events

                  Planned acquisitions

         During March 1999, the Company entered into a letter of intent to acquire approximately 85% of the voting common stock of Pafal, S.A., a manufacturing company located in Warsaw, Poland. It is estimated that the purchase price of the proposed acquisition would be approximately 38,000,000 Polish Zlotys (approximately $10,000,000 U.S. dollars).

         During April 1999, the Company entered into a letter of intent to acquire approximately 33% of the voting common stock of Metrix S.A., a manufacturing company located in Warsaw, Poland. The purchase price is to be negotiated.

         The letters of intent are to remain in effect until October 31, 1999 but are not binding on either of the parties. The agreements are subject to the satisfactory completion of due diligence and the negotiation of definitive purchase agreements.

                  Sale of security division

         Effective March 31, 1999, the Company sold its security division to Suncrest Health and Safety Corp., a wholly-owned subsidiary of Suncrest-Medical.com, Inc. ("Sun Med"). The controlling stockholders of Sun Med also have a controlling interest in Suncrest Management Services, S.A. (Note 9) which is a significant shareholder of the Company. The security division was sold for $75,000, of which $30,000 was paid at the time of the closing. The balance of the obligation is receivable within one year, including interest on the outstanding principal balance at 8%. The note is secured by the assets of the security division.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In January 1999, the Company filed a Form 8-K, advising of the change in independent certified accountants, changing from Kerber, Eck & Braeckel LLP. to Horton & Company, L.L.C., who have audited the Company's financial statements appearing elsewhere in this report. There were no disagreements with Kerber, Eck & Braeckel LLP on accounting and/or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age             Position
----------------------     ---      -------------------------

Michael Wexler              52      Chairman, President and
                                    Chief Executive Officer

Dr. Mark Scibor-Rylski      51      Vice President and Director

Max T. Jackson              65      Director

Stephen A. Rosenburgh       48      Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Michael Wexler assumed the positions of Chairman of the Board, President and CEO upon closing of the acquisition of NPS in November 1998. Prior, since January 1997, he has served as

President and Chief Executive Officer and a director of Naidger Power Systems, Inc., as well as its wholly owned subsidiary company, Polcorp Industries, Inc. In addition, since 1993 Mr. Wexler as been President and a director of VMS Rehab Systems, Inc., (f/k/a Viva Medical Sciences, Inc.) a privately held corporation which supplies durable medical products. Further, since 1991 he has been President and a director of Suncrest Management Services, Inc., a family owned holding company which provides a range of corporate finance activities and engages in direct investments in strategic and/or synergistic situations. Mr. Wexler devotes approximately 75% of his time to the business of the Company.

     Mark Scibor-Rylski assumed the positions of Vice President and a director of the Company upon closing of the acquisition of NPS in November 1998. In addition to his positions with the Company, from September 1995 through January 1998, Mr. Scibor-Rylski has been a director of Hevelius Management Spzoo, the fund management subsidiary of UNP Holdings, which manages a net asset value in excess of $200 million. Prior, from September 1992 through March 1998, Mr. Scibor-Rylski was senior vice president and CFO of International UNP Holdings Ltd., a Canadian industrial holding company based in London and Warsaw which invested $45 million in emerging markets and which is listed on the Toronto Stock Exchange. Further, in 1989, Mr. Scibor-Rylski founded and since that date has been a director of Due Diligence Services, Ltd., a London based private company which provides investment investigation services to professional investors and corporate clients. In 1969, Mr. Scibor- Rylski received a Bachelor of Science degree from Imperial College of Science and Technology. Thereafter, in 1973, he received a PhD from City University, London and in 1985, he received a masters degree from the London Business School. Mr. Scibor-Rylski devotes approximately 40% of his time to the business of the Company.

     Max T. Jackson retained his position as a director of the Company upon the NPS acquisition in November 1998. Prior, he was the President and Director of the Company since its inception in 1974. For thirteen years prior to that, he was a stockbroker, partner and officer of a large national investment banking and brokerage firm. Mr. Jackson graduated from the University of Missouri in 1955 with a B.S. degree in Business Administration. Since 1979, he has held the status of a Certified Protection Professional (C.P.P.) as awarded by the American Society for Industrial Security. Mr. Jackson devotes approximately 25% of his time to the business of the Company.

     Stephen A. Rosenburgh was appointed as a director of the Company in May 1999. In addition to his position with the Company, since June 1998, Mr. Rosenburgh has been President of Asset Corporation of the South, LLC, a North Carolina limited liability company based in Charlotte, North Carolina and engaged in real estate and development stage company investments. Prior, from February 1996 through June 1998, Mr. Rosenburgh was Chairman of

Enterprise Development International, Inc., a non-profit District of Columbia corporation located in Fairfax, Virginia, and which was engaged in assisting the poor in start up business opportunities. In January 1996, Mr. Rosenburgh retired. From August 1993 through December 1995, Mr. Rosenburgh was President of Jordan Homes, Inc., a privately held North Carolina corporation located in Charlotte, North Carolina, which was engaged in real estate development. Mr. Rosenburgh received a Bachelor of Arts degree in 1973 from Laurentian
University, a Masters degree in 1975 from Carleton University and a post graduate degree in public administration in 1974, also from Carleton University. Mr. Rosenburgh devotes approximately 10-20% of his time to the business of the Company.

     During 1998, the Company was a party to a service agreement with Suncrest Management Services S.A. ("Suncrest"), a company incorporated in Nevis, West Indies. Suncrest is also a significant shareholder of the Company. The service agreement between Polcorp and Suncrest was terminated by mutual consent effective October 31, 1998. A second agreement was then executed between the Company and Suncrest, whereby Suncrest provides a variety of management and consulting services for a five year period ending April 30, 2002. The Company pays a service fee of approximately $8,500 per month, payable in advance on the first day of each month during the initial 12 month period of the agreement. During each subsequent year, the monthly service fee is increased by 10% over the previous year. In addition, Suncrest is also reimbursed for reasonable costs and expenses incurred in conjunction with its Company related activities. Suncrest also is entitled to receive an annual bonus equal to the greater of 5% of net profits or 3% of gross sales, provided that an approved annual budget is met or exceeded. Otherwise, a bonus is only paid at the discretion of the Company. Service fees under these agreement were $251,300 and $83,000, plus expenses of $127,283 and $22,869 for the fiscal years ended December 31, 1998 and 1997, respectively. The agreement may be terminated by six months notice. In the event the agreement is terminated by the Company for any reason, Suncrest shall be entitled to receive a lump sum termination payment equal to all service fees for the unexpired term of the agreement, plus all bonuses as a result of past services and all outstanding out-of-pocket expenses. Mr. Wexler, an officer, director and principal shareholder of the Company, also holds similar positions with Suncrest. See "Part III, Item 9, Directors, Executive Officer, Promoters and Control Persons - Resumes" above.

     The accounts of the Company include $50,000 of fees and expenses incurred to directors of the Company in connection with the acquisition of MML and MTL. Such fees and expenses were satisfied through the issuance of 200,000 shares of Naidger to these persons prior to the transaction described under Part I, Item I, Description of Business, above.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     There were no changes in the securities holdings of any officer, director or principal shareholder.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998 and 1997 of the then chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                  Other               Under-             All
Name                              Annual  Restricted  lying             Other
and                               Compen-   Stock    Options/   LTIP   Compen-
Principal         Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year   ($)      ($)    ($)      ($)        (#)       ($)     ($)
----------  ----  -------  -----  ------   --------  -------  -------   ------

Michael Wexler
President & 1998 $251,300     0       0          0         0         0      0
Director(1)(2)

Max Jackson(1)
            1997 $ 24,726     0       0          0         0         0      0
-------------------------

(1) Mr. Jackson resigned his position as President of the Company in November 1998. On that date, Mr. Wexler assumed the position as President.

(2) Mr. Wexler is not paid a salary by the Company. However, Mr. Wexler is the principal shareholder, officer and director of Suncrest Management Services, S.A., which has an agreement with the Company to provide management services. See "Part III, Item 9, Directors, Executive Officers, Promoters and

         Control Persons" above, and "Part III, Item 12, Certain Relationships and Related Transactions" below, for a detailed description of the obligations of the Company to Suncrest pursuant to the aforesaid management agreement. There are no other employment or management agreements between the Company and any other person or entity.

     The Company has established a policy whereby the officers and directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. This policy was adopted subsequent to the Naidger transaction described above and other than as disclosed above herein, there was no reimbursement of expenses to management during the fiscal year ended December 31, 1998.

STOCK PLANS

     In July, 1999, the Company's Board of Directors adopted a stock option plan, reserving up to 2,000,000 shares of common stock for issuance thereunder. As of the date of this report, the shareholders of the Company have not approved the plan, nor have any options been granted thereunder. There are no other bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the Company, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
-----------------------------------------------------------------

Common       Michael Wexler(2)         4,863,095          46.1%
             23 Wilton Crescent
             Ottawa, Ontario
             Canada K1S 4P2

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
-----------------------------------------------------------------

Common       Dr. Mark Scibor-Rylski(2)   344,029           3.3%
             12 Barklay Road
             Fulham, London
             England SW6 1EH

Common       Max T. Jackson(2)         1,166,908          11.1%
             225 E. Kirkham Road
             St. Louis, MO 63119

Common       Harold Paumgarten           825,670           7.8%
             3700 Lexington Ave.
             Suite 405
             New York, NY 10174

Common       All Officers and
             Directors as a Group
             (3 persons)               6,374,032          60.4%


(1) The information relating to beneficial ownership of the Company's Common Stock by its nominees and other directors is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power (as indicated in other footnotes to this table), the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

(2)      Officer and/or director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is party to a service agreement with Suncrest Management Services S.A. ("Suncrest"), a company incorporated in Nevis, West Indies. Pursuant to the agreement, Suncrest provides a variety of management and consulting services. In consideration therefor and during the fiscal year ended December 31, 1998, the Company paid a service fee of approximately $8,500 per month, payable in advance on the first day of each month. During each subsequent year, the monthly service fee is increased by 10% over the previous year. In addition, Suncrest is also reimbursed for reasonable costs and expenses incurred in conjunction with its

Company related activities. Suncrest also is entitled to receive an annual bonus equal to the greater of 5% of net profits or 3% of gross sales, provided that an approved annual budget is met or exceeded. Otherwise, a bonus is only paid at the discretion of the Company. Service fees under these agreements were $251,300 and $83,000, plus expenses of $127,283 and $22,869 for the fiscal years ended December 31, 1998 and 1997, respectively. Mr. Wexler, an officer, director and principal shareholder of the Company, also holds similar positions with Suncrest. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons" above.

     During 1998, an affiliated company made loans of $201,127 to Naidger. Prior to year end, Naidger issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt.

     In 1998, the Company entered into an agreement with Dr. Scibor-Rylski, an officer, director and shareholder, whereby he is to provide the Company with consulting services in connection with planned acquisitions. The agreement is effective through June 30, 2001, and will remain in force on a month-to-month basis thereafter for a period of 12 months. Such agreement may be terminated by the Company upon six months notice. Compensation for such services totalled $30,000 for the year ended December 31, 1998. The agreement provides that compensation of $114,000 and $84,000 is to be paid in 1999 and 2000, respectively.

     During 1998, Naidger issued 1,798,500 shares of its common stock to Suncrest in payment for its services, as well as $449,625 of costs which Suncrest had paid on behalf of Naidger. In addition, Naidger issued 718,000 shares of its common stock to Mr. Wexler in satisfaction of $179,500 of loans which he had advanced, and 200,000 shares of its common stock to a director in satisfaction of $50,000 in fees and expenses incurred with the acquisition of the Metrix companies. In each instance, the stock was valued at the estimated fair value of $.25 per share at the date of issuance. Each of the Naidger shareholders subsequently became shareholders of the Company in accordance with the "reverse merger" between the Company and Naidger discussed in Part I, Item 1, Description of Business, above.

     Naidger acquired Polcorp in August 1998 in exchange for issuance of 1,500,000 of its common voting stock. Prior to this transaction, Naidger and Polcorp had common control and ownership interest. As a result of the transactions described hereinabove, some of the principals of those entities are control persons of the Company as of the date of this report. See "Part III,
Item 9, Directors, Executive Officers, Promoters and Control Persons" above.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     2.0 Agreement between the Company and Naidger Power Systems, Inc.**

     3.1 Certificate and Articles of Incorporation*

     3.2 Amendment to Articles of Incorporation

     3.3 Amendment to Articles of Incorporation

     3.3 Bylaws*

     27 Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated November 23, 1998, and incorporated herein by reference.

(b)  Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 1998, the Company filed one report on Form 8-K dated November 23, 1998, advising of the closing of the Naidger acquisition and applicable change in the Company's name and change in control. The contents of this Form 8-K are incorporated into this report as if set forth.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 1, 1999.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)


                                        By:/s/ Michael Wexler
                                           -----------------------------------
                                           Michael Wexler, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 1, 1999.



                                        /s/ Michael Wexler
                                        -----------------------------------
                                        Michael Wexler, Director


                                        /s/ Dr. Mark Scibor-Rylski
                                        -----------------------------------
                                        Dr. Mark Scibor-Rylski, Director


                                        /s/ Max T. Jackson
                                        -----------------------------------
                                        Max T. Jackson, Director


                                        -----------------------------------
                                        Stephen A. Rosenburgh

                          NPS INTERNATIONAL CORPORATION

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

EXHIBITS                                                                Page No.

2.0   Plan of Reorganization between the Company
      and Naidger Power Systems, Inc.                                      **

3.1   Certificate and Articles of Incorporation                             *

3.2   Bylaws                                                                *

3.3   Amendment to Articles of Incorporation                               45

3.4   Amendment to Articles of Incorporation                               46

27    Financial Data Schedule                                              49


* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated November 23, 1998 and incorporated herein by reference.

                                                       STATE OF DELAWARE
                                                      SECRETARY OF STATE
                                                   DIVISION OF CORPORATIONS
                                                   FILED 12:00 PM 12/03/1998
                                                      981465876 - 0667207
                                STATE of DELAWARE
                           CERTIFICATE of AMENDMENT of
                          CERTIFICATE of INCORPORATION


First: That at a  meeting  of the  Board of  Directors  of  NATIONAL  INDUSTRIAL
     SECURITY CORPORATION resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment as follows: Resolved, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "FIRST" so that, as amended, said Article shall be and read as follows:

         FIRST: The name of the Corporation (which is hereinafter referred to as Corporation) is NPS INTERNATIONAL CORPORATION.

Second: That thereafter, pursuant to resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

Third: That said amendment was duly adopted in accordance with the provisions of
     Section 242 of the General Corporation Law of the State of Delaware.

Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.

In Witness Whereof, said National Industrial Security Corporation has caused this certificate to be signed by Michael Wexler , an Authorized Officer, this 6th day of November , A.D. 19 98 .
         ---        --------          -----


                                                   By:   s/Michael Wexler
                                                      -------------------------
                                                          (Authorized Officer)

                                                   Name:  Michael Wexler
                                                        -----------------------
                                                           (Typed or Printed)

                            CERTIFICATE OF AMENDMENT

                                       OF

                          CERTIFICATE OF INCORPORATION

                                       OF

                          NPS INTERNATIONAL CORPORATION


         FIRST: That at a meeting of the Board of Directors of NPS International Corporation resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling for the presentation of said amendment to the shareholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

         RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "FOURTH" so that, as amended, said Article shall be read as follows:

                  The amount of the total authorized capital stock of the corporation shall be sixty million (60,000,000) shares divided into fifty million (50,000,000) shares of Common Stock, $0.0001 par value each, and ten million (10,000,000) shares of Preferred Stock, $0.001 par value each, and the designations, preferences, limitations and relative rights of the shares of each such class are as follows:

                  A.       Preferred Shares

                           The  corporation  may divide and issue the  Preferred
                  Shares into series. Preferred Shares of each series, when issued, shall be designated to distinguish it from the shares of all other series of the class of Preferred Shares. The Board of Directors is hereby expressly vested with authority to fix and determine the relative rights and preferences of the shares of any such series so established to the fullest extent permitted by these Articles of Incorporation and General Corporation Law of the State of Delaware in respect to the following:

                           (a) The number of shares to constitute such series, and the distinctive designations thereof;

                           (b) The rate and preference of dividend,  if any, the
                  time of payment of dividend, whether dividends are cumulative and the date from which any dividend shall accrue;

                           (c) Whether the shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

                           (d) The amount payable upon shares in the event of involuntarily liquidation;

                           (e) The amount payable upon shares in the event of voluntary liquidation;

                           (f) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

                           (g)      The terms and conditions on which
                  shares may be converted, if the shares of any series are issued with the privilege of conversion;

                           (h)      Voting powers, if any; and

                           (i) Any other  relative  rights  and  preferences  of
                  shares of such series, including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any limitation or restriction of rights or powers to which shares of any further series shall be subject.

                  B.       Common Shares

                           (a) The rights of  holders  of the  Common  Shares to
                  receive dividends or share in the distribution of assets in the event of liquidation, dissolution or winding up of the affairs of the Corporation shall be subject to the preferences, limitations and relative rights of the Preferred Shares fixed in the resolution or resolutions which may be adopted from time to time by the Board of Directors of the corporation providing for the issuance of one or more series of the Preferred Shares.

                           (b) The holders of the Common Shares shall be entitled to one vote for each share of Common Shares held by them of record at the time for determining the holders thereof entitled to vote.

         SECOND: That thereafter, pursuant to resolution of its Board of Directors, and by written consent of a majority of the shareholders in accordance with Section 228 of the General Corporation Law of the State of Delaware, the necessary number of shares as required by statute approved the amendment.

         THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         FOURTH: That the capital of said corporation shall not be reduced under or by reason of said amendments.

         IN WITNESS WHEREOF, said NPS International Corporation has caused this Certificate to be signed by Michael Wexler, an Authorized Officer, this 24th day of June , 1999.


                                                NPS INTERNATIONAL CORPORATION


                                                By  s/Michael Wexler
                                                   ---------------------------
                                                   Michael Wexler, President