Form 10QSB
period 1999-03-31
NPS INTERNATIONAL CORP
filed 1999-10-07
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1999

                         Commission File Number: 0-25388



                          NPS INTERNATIONAL CORPORATION
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)



                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   86-0214815
                                   ----------
                        (IRS Employer Identification No.)

                                812 Proctor Ave.
                                Ogdensburg, N.Y.
                                ----------------
                    (Address of principal executive offices)

                                      13669
                                      -----
                                   (Zip Code)

                                 (315) 393-3793
                                 --------------
                           (Issuer's Telephone Number)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X   No     .
-----   -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 7, 1999 was 10,566,403 common shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

         The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

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

OVERVIEW

         In  November  1998,  the  Company   acquired  all  of  the  issued  and
outstanding securities of Naidger Power Systems, Inc. ("Naidger"), which resulted in a significant change in the Company's principal business, from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. Naidger was a holding company which acquired Polcorp Industries, Inc. ("Polcorp"), a New York based holding company which has two operating subsidiaries, including Metrix Metal, L.L.C. ("MML") and Metrix Tools, L.L.C. ("MTL"), each located in Tczew, Poland. MML is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, which products are marketed in central and eastern Europe. MTL is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. This company's business is also based primarily in central and eastern Europe. As a result, management is presenting the following discussion as if the Company had acquired and operated the aforesaid businesses for the previous two year periods, in order to provide a better analysis of the Company's current and prior results of operations.

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Results of Operations for the Three Month Periods Ended March 31, 1999 and 1998

         During the three month period ended March 31, 1999, the Company's revenues decreased slightly, as it generated revenues of $628,188, compared to revenues of $652,724 for the similar period in 1998, a decrease of $24,536 (4%). This decrease in revenues was attributable to a 12% increase in revenues as reported in zlotys (the local currency in Poland), and a decrease of 16% resulting from a change in the exchange rate from 3.4 zlotys per dollar at March 31, 1998 to 4.0 zlotys per dollar at March 31, 1999. In the three month period ended March 31, 1999, costs of sales decreased 8%, to $516,429, compared to $563,190 for the similar period in 1998, a decrease of $46,761. This was due primarily to a 7% increase in costs of sales as reported in zlotys, and the aforesaid decrease in the exchange rate. Operating expenses were $356,684 for the three months ended March 31, 1999, compared to $84,090 for the similar period in 1998, an increase of $272,594 (324%). This increase came about due primarily to increases in selling and administrative expenses and increases in interest expense. Significant increases include public relations ($94,241), management fees ($32,025), and professional fees ($82,061). All of these increases were the result of the requirements of operating as a public entity and of costs incurred to investigate and evaluate prospective acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal business, production of metal parts and tools, is a capital intensive operation which requires periodic capital expenditures to replace or upgrade manufacturing equipment as well as expenditures to maintain existing equipment. To date, such expenditures have been principally financed by cash flows from operations of the Company's operating subsidiaries. Significant expenditures of the parent company include the servicing of debt related to the acquisition of the Metrix Companies and ongoing general and administrative costs incurred in connection with public reporting requirements and in investigating new potential acquisition candidates in accordance with the Company's continuing expansion plans. To date, such expenditures have been financed by equity capital contributions and related party loans. These capital contributions and loans have been adequate to permit the Company to carry on operations to date. However, it will be necessary to finance operations over the coming year with additional funds raised through the issuance of debt or equity securities. This issue is addressed below.

         On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of MTL and MML in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which was due in March 1999, and subsequent thereto during the negotiations to acquire Metrix, S.A. as more fully described in the Company's Form 10-KSB for the fiscal year ended December 31, 1998, previously filed with the Securities and Exchange Commission. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The principal balance due on these notes as of March 31, 1999 was $304,182.

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

         The Company's entry into the proprietary gas and electricity metering business is scheduled for the fourth quarter of calendar year 1999, presuming that the proposed acquisitions of PAFAL SA and Metrix, SA, both major suppliers of metering devices to the utility sector in Poland, are successfully consummated, of which there can be no assurance. PAFAL is a manufacturer of electricity meters with an annual turnover of $35,000,000 and a 83% market share, while Metrix is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of residential meters and a large majority share of the industrial market in Poland.

         While no assurances can be provided, it is anticipated that the domestic market in Poland for electricity meters will exceed a 10% growth rate over the next 12 months as a result of both new technological enhancements to existing products and new and/or refurbished installations. Coupled with its strong domestic position, PAFAL anticipates that strong potential gains in sales and profitability lie in burgeoning international markets for its metering technologies.

         While domestic gas meter sales in Poland have remained stable over the past year, Metrix, SA has recently completed the development cycle for a new generation of plastic injection molded meters which will eventually replace its G4 series of domestic meters. The new meters are smaller in size and less costly than existing metal framed meters and are well suited for growth in the domestic market, not only in Poland, but in numerous international markets. Management also sees growth in the gas meter business as a result of (1) recent substantial price increases in Poland in alternate energy sources; (2) a reduction in the mandatory inspection period from 30 to 15 years; (3) a trend to individual metered premises; (4) the growth in residential construction; (5) substantial refurbishment and/or new construction of industrial sites; and (6) export markets encouraged by a growing requirement in international markets to monitor costs and increase gas revenues.

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 1999.

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

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)      Exhibits

                  EX-27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  In March 1999, the Company filed two amendments to previously filed Form 8-K Reports, which amendments were intended to reflect changes in the letter of resignation submitted by the Company's former independent accountants, as well as inclusion of audited financial statements of Naidger Power Systems, Inc. pursuant to the reverse merger between the Company and Naidger which occurred in the last calendar quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)

                                        Dated:  October 7, 1999


                                        By:  s/Michael Wexler
                                           ------------------------------------
                                           Michael Wexler, President



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           (Unaudited)
                                                     March 31,    December 31,
                                                       1999           1998
                                                  -------------   ------------
Current assets:
   Cash                                           $     179,035   $    217,535
   Accounts receivable                                  201,267        246,063
   Prepaid expenses                                      16,971         15,110
   Inventories                                          168,345        155,281
   Due from affiliate                                    50,000              -
                                                  -------------   ------------
          Total current assets                          615,618        633,989

Property and equipment, net                             136,704        164,337
                                                  -------------   ------------
Other assets:
   Goodwill, net                                        386,073        429,398
   Deferred charges and other                           108,387         55,068
                                                  -------------   ------------
                                                        494,460        484,466
                                                  -------------   ------------
                                                  $   1,246,782   $  1,282,792
                                                  =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt
     from business combination                    $     265,799   $    207,150
   Accounts payable and accrued expenses                401,684        279,414
   Accrued taxes                                         53,544         92,780
   Customer deposits                                          -         72,888
   Due to affiliate                                      87,127         21,627
   Notes payable - director                              90,606         80,606
   Payable under service agreement                        7,522          7,522
                                                  -------------   ------------
          Total current liabilities                     906,282        761,987

Long-term debt from business combination,
   net of current portion                                     -         97,032
                                                  -------------   ------------
                                                        906,282        859,019
Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,566,403 shares outstanding in 1999               1,057
      10,331,394 shares outstanding in 1998                              1,033
   Additional paid-in capital                           662,534        521,558
   Accumulated deficit                                 (314,391)      (102,603)
   Accumulated other comprehensive (loss) income         (8,700)         3,785
                                                  -------------   ------------
                                                        340,500        423,773
                                                  -------------   ------------
                                                  $   1,246,782   $  1,282,792
                                                  =============   ============





                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           (Unaudited)
                                                    Three-month periods ended
                                                             March 31,
                                                        1999          1998
                                                    -----------   -----------
Revenues                                            $   628,188   $   652,724

Direct costs                                            516,429       563,190

Gross profit                                            111,759        89,534
                                                    -----------   -----------

Operating expenses (income):
   Selling and administrative                           321,274        84,073
   Amortization                                          10,435             -
   Interest expense                                      18,400             -
   Interest income                                       (3,540)       (5,826)
   Gain on sale of assets                                     -        (4,162)
   Foreign taxes                                         10,115        10,005
                                                    -----------   -----------

                                                        356,684        84,090
                                                    -----------   -----------

(Loss) income from continuing operations               (244,925)        5,444
                                                    -----------   -----------

Discontinued operations:
   Income from divested operations                        6,650             -
   Gain on disposal of divested operations               26,487             -
                                                    -----------   -----------
                                                         33,137             -
                                                    -----------   -----------

Net (loss) income                                   $  (211,788)  $     5,444
                                                    ===========   ===========


Loss per share                                      $     (0.02)  $      0.00
                                                    ===========   ===========

Weighted average shares outstanding                  10,448,894     5,179,205
                                                    ===========   ===========









                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                    Three-month periods ended
                                                             March 31,
                                                        1999          1998
                                                    -----------   -----------
Cash flows from operating activities:
   Net (loss) income                                $  (211,788)  $     5,444
                                                    -----------   -----------
   Adjustments  to  reconcile  net (loss)  income
     to net cash used in  operating
     activities:
        Depreciation and amortization                    33,224        11,163
        Non-cash expenses of divested operations            453             -
        Expenses paid through issuance
          of common stock                               141,000             -
        Gain on sale of assets                                -        (4,162)
        Gain on sale of divested operations             (26,487)            -
        Changes in assets and liabilities:
           (Increase) decrease in accounts receivable   (33,829)      (98,566)
           (Increase) decrease in prepaid expenses      (12,815)      (16,048)
           (Increase) decrease in inventory             (13,064)      (38,415)
           Increase (decrease) in accounts payable
             and accrued expenses                       164,549        87,192
           Increase (decrease) in accrued taxes         (32,806)        3,935
           Increase (decrease) in customer deposits     (72,888)            -
           Increase (decrease) in payable under
             service agreement                                -        36,343
                                                    -----------   -----------
                  Total adjustments                     147,337       (18,558)
                                                    -----------   -----------
         Net cash used in operating activities          (64,451)      (13,114)
                                                    -----------   -----------
Cash flows from investing activities:
   Sale of short-term investment                              -        11,640
   Capital expenditures                                 (46,024)       (9,491)
   Proceeds from sale of assets                               -         4,162
   Goodwill and deferred charges                        (28,525)      (19,092)
   Loans to affiliate                                    (5,000)      (22,715)
   Proceeds from note receivable of divested segment     30,000             -
                                                    -----------   -----------
         Net cash used in investing activities          (49,549)      (35,496)
                                                    -----------   -----------
Cash flows from financing activities:
   Loans from affiliate                                  65,500             -
   Principal payments on loan obligations                     -         3,579
   Repayment of note payable - director                  10,000             -
   Proceeds from issuance of common stock                     -        15,590
   Costs incurred in connection with
     issuance of common stock                                 -       (18,259)
                                                    -----------   -----------
         Net cash provided by financing activities       75,500           910
                                                    -----------   -----------
         Net increase (decrease) in cash                (38,500)      (47,700)

         Cash balance at beginning of period            217,535       116,908
                                                    -----------   -----------
         Cash balance at end of period              $   179,035   $    69,208
                                                    ===========   ===========

                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (unaudited)


1.       Unaudited interim financial statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

         These statements should be read in conjunction with the financial statements of NPS International Corporation formerly (National Industry Security Corporation) and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.       Divested operations

         Effective March 31, 1999, the Company disposed of its security division which conducted business under the name of National Industrial Security Corporation ("NISCO"). The results of NISCO have been reported separately as a divestiture in the consolidated statements of operations.

         Assets and liabilities of NISCO which were divested consisted of the following:

                      Accounts receivable                    $78,625
                      Other current assets                    10,955
                      Intangible assets, net                   7,643
                      Accounts payable and accrued expenses  (48,710)
                                                             -------
                      Net assets of divested segment         $48,513
                                                             =======

         The operations of NISCO were acquired in a business combination on November 7, 1998, and were included in the Company's 1998 consolidated statement of operations for the period from the date of acquisition through December 31, 1998.

         The following table summarizes selected financial data of the Company's divested operations:



                                                             November 7, 1998
                                                          (date of acquisition)
                                       Three-months ended        through
                                         March 31, 1999     December 31, 1998
                                         --------------     -----------------

         Revenues                        $      166,104     $         120,206
         Expenses                               159,454               119,871
                                         --------------     -----------------

         Income from divested operations $        6,650     $             335
                                         ==============     =================


         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $45,000 at March 31, 1999.

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule . . . . . . . . . . . . . . . . . 15