Form 10QSB
period 1999-06-30
NPS INTERNATIONAL CORP
filed 1999-10-14
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

                                812 Proctor Ave.
                                Ogdensburg, N.Y.
                                -----------------
                    (Address of principal executive offices)

                                      13669
                                      -----
                                   (Zip Code)

                                 1-800-731-8482
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 1, 1999 was 10,566,403 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

         The unaudited financial statements for the six month period ended June 30, 1999 are attached hereto.

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

         The following information is intended to highlight developments in the Company's operations, to present the results of operations of the Company, to identify key trends affecting the Company's businesses, and to identify other factors affecting the Company's results of operations for the six month periods ended June 30, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Results of Operations for the Six-Month Periods Ended June 30, 1999 and 1998

         During the six-month period ended June 30, 1999, the Company's revenues increased slightly, as it generated revenues of $1,361,036, compared to revenues of $1,340,406 for the similar period in 1998, an increase of $20,630 (2%). This increase in revenues was attributable to a 15% increase in revenues as reported in zlotys (the local currency in Poland), and a decrease of 13% resulting from a change in the exchange rate from 3.5 zlotys per dollar at June 30, 1998 to 3.9 zlotys per dollar at June 30, 1999. Cost of sales decreased 2%, to $1,116,870, compared to $1,139,794 for the similar period in 1998, a decrease of $22,924. This was due primarily to a 11% increase in cost of sales as reported in zlotys, and a decrease of 13% resulting from the change in the exchange rate.

         Operating expenses were $598,966 for the six-month period ended June 30, 1999, compared to $184,316 for the similar period in 1998, an increase of $414,650 (225%). This increase came about due primarily to increases in selling and administrative expenses and increases in interest expense. Significant increases include public relations ($81,622), management fees ($59,636), and professional fees ($131,506). All of these increases were the result of the requirements of operating as a public entity and of costs incurred to investigate and evaluate prospective acquisitions. Interest expense increased to $34,839 for the six-month period ended June 30, 1999 from $813 for the comparable period in 1998, an increase of $34,026.

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

         On June 26, 1998, Polcorp acquired all of the issued and outstanding stock of MTL and MML, in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments are due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which was due in March 1999, during the negotiations to acquire Metrix, S.A., as more fully described in the Company's Form 10-KSB for the year ended December 31, 1998. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The principal balance due on these notes as of June 30, 1999 was $245,720.

         The Company has $90,606 of notes payable to a director. The notes arose from advances made by the director to the Company. The notes bear interest at prime (7.75% at June 30, 1999) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt.

         In addition, during 1998, an affiliated company made loans of $201,127 to Naidger. Prior to year end, Naidger issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt.

         Management intends to undertake a plan of expansion and, in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, it is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions during the fiscal year ending December 31, 1999. However, as of the date of this report, no definitive agreement has been reached between the Company and any funding source, and none is expected in the foreseeable future. Failure of the Company to obtain additional capital in the future will have a negative impact on management's ability to continue its efforts to expand the Company's business and generate profits from existing operations.

TRENDS

         The Company is primarily  focused on the  development  and expansion of
(i) infrastructure manufacturing and (ii) the acquisition and growth of proprietary flow measurement and control devices in the gas and electricity meter sectors (utility metering). With particular reference to (i), and with the understanding that no assurances can be provided, the Company is forecasting double digit growth in both its tool making and metal fabrication operations as an increasing number of domestic concerns outsource their infrastructure manufacturing requirements to reduce internal costs. In addition, management believes that multinationals recognize that Poland offers large pools of skilled labor and lower production costs relative to their domestic marketplace. The outsourcing by western firms of the Company's infrastructure manufacturing units continues to show strength, with planned revenue growth from internal operations exceeding 10-15% commencing in fiscal 2000.

         The Company's entry into the proprietary gas and electricity metering business is scheduled for the fourth quarter of the calendar year 1999, presuming that the proposed acquisitions of PAFAL SA and METRIX SA, both major suppliers of metering devices to the utility sector in Poland, are successfully consummated, of which there can be no assurance. PAFAL is a manufacturer of electricity meters with an annual turnover of $35,000,000 and a 83% market share, while METRIX is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of residential meters and a large majority of the industrial market in Poland.

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

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six-month period ended June 30, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

        (a)      Exhibits

                 EX-27    Financial Data Schedule

        (b)      Reports on Form 8-K

         On April 7, 1999, the Company filed a report on Form 8-K advising tht Polcorp Industries, Inc. ("Polcorp"), a wholly owned subsidiary of NPS International Corporation (the "Company"), executed a letter of intent with First National Investment Fund, Warsaw, Poland, whereby Polcorp has agreed to purchase approximately 85% interest in PAFAL S.A. ("PAFAL"), Poland's largest manufacturer of electric metering equipment. The proposed purchase price of this acquisition is approximately $11.5 million (US) (PLN 45,000,000).

         PAFAL is headquartered in Swidnica, Poland and employs approximately 2,000 persons. It generated revenues of approximately $32 million (US) (PLN 125,000,000) during its fiscal 1998. It produces approximately 85% of all of the electric meters in Poland, as well as a broad range of measuring and control apparatus for cars, trucks, delivery vans and tractors.

         The proposed acquisition is subject to satisfaction of certain conditions, including completion of due diligence activities. As of the date of this report, it is anticipated that, if this transaction closes, it will close prior to the end of the calendar year 1999. There can be no assurance that the proposed transaction will close within the aforesaid time parameter, or at all.

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)

                                        Dated:  October 12, 1999


                                        By:/s/ Michael Wexler
                                           ---------------------------------
                                           Michael Wexler, President



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    Unaudited      Audited
                                                     June 30,    December 31,
                                                       1999          1998
                                                   ------------  ------------
Current assets:
   Cash                                            $    165,781  $    217,535
   Accounts receivable                                  226,004       246,063
   Prepaid expenses                                      10,290        15,110
   Inventories                                          148,291       155,281
   Due from affiliate                                    27,000             -
                                                   ------------  ------------
          Total current assets                          577,366       633,989
                                                   ------------  ------------
Property and equipment, net                             158,867       164,337
                                                   ------------  ------------
Other assets:
   Goodwill, net                                        375,639       429,398
   Deferred charges and other                           154,526        55,068
                                                   ------------  ------------
                                                        530,165       484,466
                                                   ------------  ------------
                                                   $  1,266,398  $  1,282,792
                                                   ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt from
     business combination                          $    245,720  $    207,150
   Accounts payable and accrued expenses                506,282       279,414
   Accrued taxes                                         65,542        92,780
   Customer deposits                                          -        72,888
   Due to affiliate                                     114,627        21,627
   Notes payable - director                              90,606        80,606
   Payable under service agreement                        7,522         7,522
                                                   ------------  ------------
          Total current liabilities                   1,030,299       761,987

Long-term debt from business combination,
   net of current portion                                     -        97,032
                                                   ------------  ------------
                                                      1,030,299       859,019
                                                   ------------  ------------
Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,566,403 shares outstanding in 1999               1,057
      10,331,394 shares outstanding in 1998                             1,033
   Additional paid-in capital                           662,534       521,558
   Accumulated deficit                                 (422,347)     (102,603)
   Accumulated other comprehensive (loss) income         (5,145)        3,785
                                                   ------------  ------------

                                                        236,099       423,773
                                                   ------------  ------------
                                                   $  1,266,398  $  1,282,792
                                                   ============  ============



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                     (Unaudited)             (Unaudited)
                              Six-month periods ended Three-month periods ended
                                       June 30,                June 30,
                                  1999        1998         1999        1998
                               ----------  ----------   ----------  ----------
Revenues                       $1,361,036  $1,340,406   $  732,848  $  687,682

Direct costs                    1,116,870   1,139,794      600,441     576,604
                               ----------  ----------   ----------  ----------
Gross profit                      244,166     200,612      132,407     111,078
                               ----------  ----------   ----------  ----------
Operating expenses (income):
   Selling and administrative     524,703     176,780      203,429      92,707
   Amortization                    20,869           -       10,434           -
   Interest expense                34,839         813       16,439         813
   Interest income                 (6,908)    (12,734)      (3,368)     (6,908)
   Gain on sale of assets               -      (4,467)           -        (305)
   Foreign taxes                   23,544       23,924      13,429      13,919
                               ----------  -----------  ----------  ----------
                                  597,047      184,316     240,363     100,226
                               ----------  -----------  ----------  ----------
(Loss) income from
  continuing operations          (352,881)      16,296    (107,956)     10,852
                               ----------  -----------  ----------  ----------

Discontinued operations:
  Income from
    divested operations             6,650            -           -          -
  Gain on disposal of
    divested operations            26,487            -           -          -
                               ----------  -----------  ----------  ---------
                                   33,137            -           -          -
                               ----------  -----------  ----------  ---------
Net (loss) income              $ (319,744) $    16,296  $ (107,956) $  10,852
                               ==========  ===========  ==========  =========


(Loss) income per share        $    (0.03) $      0.00  $    (0.01) $    0.00
                               ==========  ===========  ==========  =========

Weighted average
  shares outstanding           10,507,969    5,194,436  10,566,394  5,209,500
                               ==========  ===========  ==========  =========










                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                       Six-month periods ended
                                                                June 30,
                                                           1999         1998
                                                        ---------    ---------
Cash flows from operating activities:
   Net (loss) income                                    $(319,744)   $  16,296
                                                        ---------    ---------
   Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
         Depreciation and amortization                     67,755       27,467
         Non-cash expenses of divested operations             453            -
         Expenses paid through issuance of common stock   141,000            -
         Gain on sale of assets                                 -       (3,514)
         Gain on sale of divested operations              (26,487)           -
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable    (58,566)       3,212
            (Increase) decrease in prepaid expenses        (6,134)           -
            (Increase) decrease in inventory                6,990       26,439
            Increase (decrease) in accounts payable
              and accrued expenses                        269,147     (108,463)
            Increase (decrease) in accrued taxes          (20,808)       1,743
            Increase (decrease) in customer deposits      (72,888)      12,239
            Increase (decrease) in payable under
              service agreement                                 -       73,117
                                                        ---------    ---------
                  Total adjustments                       300,462       32,240
                                                        ---------    ---------
         Net cash (used in) provided by
           operating activities                           (19,282)      48,536
                                                        ---------    ---------
Cash flows from investing activities:
   Sale of short-term investment                                -      108,416
   Capital expenditures                                   (83,808)     (57,822)
   Proceeds from sale of assets                                 -        3,514
   Goodwill and deferred charges                          (74,664)     (39,042)
   Loans to affiliate                                      (5,000)           -
   Proceeds from note receivable of divested segment       53,000            -
                                                        ---------    ---------
         Net cash (used in) provided by
           investing activities                          (110,472)      15,066
                                                        ---------    ---------
Cash flows from financing activities:
   Loans from affiliate                                    93,000            -
   Principal payments on loan obligations                 (25,000)     (40,856)
   Loan from director                                      10,000            -
   Proceeds from issuance of common stock                       -       60,590
   Costs incurred in connection with
     issuance of common stock                                   -      (38,599)
                                                        ---------    ---------
         Net cash provided by (used in)
           financing activities                            78,000      (18,865)
                                                        ---------    ---------
         Net (decrease) increase in cash                  (51,754)      44,737
                                                        ---------    ---------
         Cash balance at beginning of period              217,535      116,908
                                                        ---------    ---------
         Cash balance at end of period                  $ 165,781    $ 161,645
                                                        =========    =========

                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1999


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

         These statements should be read in conjunction with the financial statements of NPS International Corporation, formerly National Industry Security Corporation, and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         The following table summarizes selected financial data of the Company's divested operations:


                                                            November 7, 1998
                                             Three-month  (date of acquisition)
                                             period ended        through
                                            March 31, 1999  December 31, 1998
                                              ----------        ----------

         Revenues                             $  166,104        $  120,206
         Expenses                                159,454           119,871
                                              ----------        ----------
         Income from divested operations      $    6,650        $      335
                                              ==========        ==========


         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $22,000 at June 30, 1999.

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999


EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................14