Form 10QSB
period 1999-09-30
NPS INTERNATIONAL CORP
filed 1999-11-12
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999 was 10,566,403 common shares.

                                     PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The  unaudited  financial   statements  for  the  nine-month  period  ended
September 30, 1999 are attached hereto.

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

OVERVIEW

     In November 1998, the Company acquired all of the issued and outstanding securities of Naidger Power Systems, Inc. ("Naidger"), which resulted in a significant change in the Company's principal business, from a security guard business to a holding company. Naidger previously acquired Polcorp Industries, Inc. ("Polcorp"), a New York based holding company which has two operating subsidiaries, including Metrix Metal, L.L.C. ("MML") and Metrix Tools, L.L.C. ("MTL") (MML and MTL hereinafter jointly referred to as the "Metrix Companies"), each located in Tczew, Poland. MML is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, which products are marketed in central and eastern Europe. MTL is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. This company's business is also based primarily in central and eastern

Europe. As a result, management is presenting the following discussion as if the Company had acquired and operated the aforesaid businesses for the previous two year periods, in order to provide a better analysis of the Company's current and prior results of operations.

     The following information is intended to highlight developments in the Company's operations, to present the results of operations of the Company, to identify key trends affecting the Company's businesses, and to identify other factors affecting the Company's results of operations for the nine-month periods ended September 30, 1999 and 1998.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 1999 and 1998

     During the nine month period ended September 30, 1999, the Company's revenues decreased slightly, as it generated revenues of $1,882,124, compared to revenues of $1,958,598 for the similar period in 1998, a decrease of $76,474 (4%). This decrease in revenues was attributable to a 10% increase in revenues as reported in zlotys (the local currency in Poland), and a decrease of 14% resulting from a change in the exchange rate from 3.6 zlotys per dollar at September 30, 1998, to 4.1 zlotys per dollar at September 30, 1999.

     In the nine month period ended September 30, 1999, cost of sales decreased 8% to $1,545,774, compared to $1,672,040 for the similar period in 1998, a decrease of $126,266. This was due to a 6% increase in cost of sales as reported in zlotys, and a decrease of 14% resulting from the change in the exchange rate.

     Operating expenses were $833,261 for the nine month period ended September 30, 1999, compared to $328,327 for the similar period in 1998, an increase of $504,934 (154%). This increase came about due primarily to increases in selling and administrative expenses and increases in interest expense. Significant increases include public relations ($80,447), management fees ($127,221), and professional fees ($165,455). All of these increases were the result of the requirements of operating as a public entity and of costs incurred to investigate and evaluate prospective acquisitions. Interest expense increased to $47,507 for the nine month period ended September 30, 1999 from $3,706 for the comparable period in 1998, an increase of $43,801. The increase in interest expense  was  principally  due to the  debt  incurred  in  connection  with  the acquisition of the Metrix companies. Since the acquisition took place on June 26, 1998, operations for the nine month period ended September 30, 1998, reflects only three months of interest expense on such debt, whereas 1999 reflects nine months of interest expense on such debt.

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

     On June 26, 1998, Polcorp acquired all of the issued and outstanding stock of MTL and MML in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four
(4) equal installments commencing 90 days after the date of the agreement. The balance of the installments are due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which was due in March 1999, during the negotiations to acquire Metrix, S.A., as more fully described in the Company's Form 10-KSB for the year ended December 31, 1998. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. Further, the Company did tender a partial principal payment of $25,000 during the three month period ended September 30, 1999. This payment, coupled with the change in the exchange rate, has resulted in a principal balance due on these notes as of September 30, 1999 of $210,827.

     The Company has $90,606 of notes payable to a director. The notes arose from advances made by the director to the Company. The notes bear interest at prime (8.25% at September 30, 1999) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt.

     In addition, during 1998, an affiliated company made loans of $201,127 to Naidger. Prior to year end, Naidger issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt.

     In July 1999, an investor entered into a loan agreement with the Company in which the investor invested $135,000 in exchange for a convertible note with a principal amount of $150,000. The principal amount was discounted by ten percent (10%) in lieu of any interest accrual. The note is due on July 16, 2000, unless the investor elects to convert this note to equity in the Company. The investor has the exclusive right to convert this note at any time, in whole or in part on a pro rata basis from time to time, into an aggregate of four hundred thousand (400,000) restricted common shares of the Company (approximately $.34 per share).

     Management intends to undertake a plan of expansion and, in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, it is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions during the fiscal year ending December 31, 1999. However, as of the date of this report, no definitive agreement, other than the one mentioned in the preceding paragraph, has been reached between the Company and any funding source.

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

     The Company's entry into the proprietary gas and electricity metering business is scheduled for the fourth quarter of the calendar year 1999, presuming that proposed acquisitions of PAFAL SA and METRIX SA, both major suppliers of metering devices to the utility sector in Poland, are successfully consummated, of which there can be no assurance. PAFAL is a manufacturer of electricity meters with an annual turnover of $35,000,000 and a 83% market share, while METRIX is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of residential meters and a large majority of the industrial market in Poland.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the nine-month period ended September 30, 1999.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
                  NONE

ITEM 5.           OTHER INFORMATION - NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                  EX-27             Financial Data Schedule

                  (b)      Reports on Form 8-K - NONE



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)    (Audited)
                                                     September 30, December 31,
                                                         1999          1998
                                                      ----------    ----------
                                     ASSETS
Current assets:
   Cash                                               $  183,384    $  217,535
   Accounts receivable                                   203,428       246,063
   Prepaid expenses                                       20,385        15,110
   Inventories                                           186,355       155,281
   Due from affiliate                                     27,000             -
                                                      ----------    ----------
          Total current assets                           620,552       633,989
                                                      ----------    ----------
Property and equipment, net                              142,067       164,337
                                                      ----------    ----------
Other assets:
   Goodwill, net                                         365,205       429,398
   Deferred charges and other                            147,026        55,068
                                                      ----------    ----------
                                                         512,231       484,466
                                                      ----------    ----------
                                                      $1,274,850    $1,282,792
                                                      ==========    ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
     from business combination                        $  210,827    $  207,150
   Accounts payable and accrued expenses                 512,321       279,414
   Accrued taxes                                          52,374        92,780
   Customer deposits                                           -        72,888
   Due to affiliate                                      166,627        21,627
   Notes payable                                         240,606        80,606
   Payable under service agreement                         7,522         7,522
                                                      ----------    ----------
          Total current liabilities                    1,190,277       761,987

Long-term debt from business combination,
   net of current portion                                      -        97,032
                                                      ----------    ----------
                                                       1,190,277       859,019
                                                      ----------    ----------
Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,566,403 shares outstanding in 1999                1,057             -
      10,331,394 shares outstanding in 1998                    -         1,033
   Additional paid-in capital                            662,534       521,558
   Accumulated deficit                                  (566,377)     (102,603)
   Accumulated other comprehensive (loss) income         (12,641)        3,785
                                                      ----------    ----------
                                                          84,573       423,773
                                                      ----------    ----------
                                                      $1,274,850    $1,282,792
                                                      ==========    ==========




                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                               (Unaudited)                (Unaudited)
                            Nine-month periods        Three-month periods
                                  ended                      ended
                               September 30,              September 30,
                         ------------------------    ------------------------

                             1999         1998            1999        1998
                         -----------  -----------    -----------  -----------
Revenues                 $ 1,882,124  $ 1,958,598    $   521,088  $   618,192

Direct costs               1,545,774    1,672,922        428,904      533,128
                         -----------  -----------    -----------  -----------
Gross profit                 336,350      285,676         92,184       85,064
                         -----------  -----------    -----------  -----------

Operating expenses (income):
   Selling and
     administrative          738,815      323,033        214,112      146,253
   Amortization               31,303            -         10,434            -
   Interest expense           47,507        3,706         12,668        2,893
   Interest income            (9,524)     (18,374)        (2,616)      (5,640)
   Gain on sale of assets     (1,587)      (5,513)        (1,587)      (1,046)
   Foreign taxes              26,747       25,475          3,203        1,551
                         -----------  -----------    -----------  -----------
                             833,261      328,327        236,214      144,011
                         -----------  -----------    -----------  -----------
Loss from continuing
  operations                (496,911)     (42,651)      (144,030)     (58,947)
                         -----------  -----------    -----------  -----------
Discontinued operations:
   Income from divested
     operations                6,650            -              -            -
   Gain on disposal of
     divested operations      26,487            -              -            -
                         -----------  -----------    -----------  -----------

                              33,137            -              -            -
                         -----------  -----------    -----------  -----------

Net loss                 $  (463,774) $   (42,651)   $  (144,030) $   (58,947)
                         ===========  ===========    ===========  ===========

Loss per share           $     (0.04) $     (0.01)   $     (0.01) $     (0.01)
                         ===========  ===========    ===========  ===========

Weighted average
  shares outstanding      10,527,658    5,567,772     10,566,394    5,606,499
                         ===========  ===========    ===========  ===========




                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         (Unaudited)
                                                                   Nine-month periods ended
                                                                        September 30,
                                                                   ------------------------
                                                                      1999           1998
                                                                   ---------      ---------
Cash flows from operating activities:
  Net loss                                                         $(463,774)     $ (42,651)
                                                                   ---------      ---------
Adjustments  to  reconcile  net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                   102,013         50,646
     Non-cash expenses of divested operations                            453              -
     Expenses paid through issuance of common stock                  141,000        208,172
     Gain on sale of assets                                           (1,587)        (5,515)
     Gain on sale of divested operations                             (26,487)             -
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                     (35,990)        45,702
      (Increase) decrease in prepaid expenses                         (1,229)             -
      (Increase) decrease in inventory                               (31,074)        17,631
      Increase (decrease) in accounts payable and accrued expenses   208,022        (82,514)
      Increase (decrease) in accrued taxes                           (33,976)           374
      Increase (decrease) in customer deposits                       (72,888)             -
      Increase (decrease) in payable under service agreement               -       (114,503)
                                                                   ---------      ---------

                  Total adjustments                                  248,257        119,993
                                                                   ---------      ---------
     Net cash (used in) provided by operating activities            (215,517)        77,342
                                                                   ---------      ---------
Cash flows from investing activities:
  Purchase of short-term investment                                        -       (105,756)
  Capital expenditures                                              (108,221)             -
  Proceeds from sale of assets                                         1,587         44,458
  Goodwill and deferred charges                                            -        (39,042)
  Loans to affiliate                                                  (5,000)             -
  Proceeds from note receivable of divested segment                   53,000              -
                                                                   ---------      ---------
     Net cash used in investing activities                           (58,634)      (100,340)
                                                                   ---------      ---------
Cash flows from financing activities:
  Loans from affiliate                                               145,000          2,744
  Principal payments on loan obligations                             (50,000)             -
  Proceeds from loans                                                145,000              -
  Proceeds from issuance of common stock                                   -        112,090
  Costs incurred in connection with issuance of common stock               -        (51,499)
                                                                   ---------      ---------
     Net cash provided by financing activities                       240,000         63,335
                                                                   ---------      ---------
     Net (decrease) increase in cash                                 (34,151)        40,337

     Cash balance at beginning of period                             217,535        116,908
                                                                   ---------      ---------
     Cash balance at end of period                                 $ 183,384      $ 157,245
                                                                   =========      =========


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 1999


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

         The following table summarizes selected financial data of the Company's divested operations:


                                                            November 7, 1998
                                           Nine-month     (date of acquisition)
                                          period ended          through
                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------

      Revenues                              $166,104            $120,206
      Expenses                               159,454             119,871
                                            --------            --------
      Income from divested operations       $  6,650            $    335
                                            ========            ========


         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $22,000 at September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NPS INTERNATIONAL CORPORATION
                                       (Registrant)

                                       Dated: November 11, 1999


                                       By:  s/Michael Wexler
                                          ---------------------
                                          Michael Wexler, President

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999


EXHIBITS                                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .15