Form 10KSB
period 1999-12-31
NPS INTERNATIONAL CORP
filed 2000-06-29
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Issuer's revenues for its most recent fiscal year: $2,454,287.

                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 26, 2000: $3,008,838.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 29, 2000, there were 13,386,411 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                  This Form 10-KSB consists of Forty Six Pages.
                  Exhibit Index is located at Page Forty Five.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          NPS INTERNATIONAL CORPORATION

                                                              PAGE
                                                              ----

Facing Page
Index

PART I

Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          9
Item 3.    Legal Proceedings...........................         10
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         10

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         10
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of

               Operations..............................         11
Item 7     Financial Statements........................         16
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         37


PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         37
Item 10.   Executive Compensation......................         39
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         41
Item 12.   Certain Relationships and Related
               Transactions............................         42

PART IV

Item 13.   Exhibits and Reports on Form 8-K...........          43


SIGNATURES.............................................         44

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

     Naidger was incorporated in the State of Delaware on January 15, 1997. Naidger is a holding company which acquired Polcorp Industries, Inc. ("Polcorp"), a New York based holding company which has two operating subsidiaries, including Metrix Metal, L.L.C. ("MML") and Metrix Tools, L.L.C. ("MTL"), each located in Tczew, Poland. MML is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, which products are marketed in central and eastern Europe. MTL is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. This company's business is also based primarily in central and eastern Europe. Polcorp also has a third wholly owned subsidiary, NPS Polska, L.L.C., which was incorporated in December 1999 and which has been inactive since its formation. It was formed as a special purpose entity to participate in the planned acquisitions of Metrix S.A. and Pafal S.A. described below.

Business

     On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of MTL and MML in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and

930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payment which were due beginning in March 1999, as the Company is engaged in negotiations with Metrix, S.A., the former parent company of MTL and MML, which negotiations are described in greater detail hereinbelow. While the Company is technically in default in its obligations under the notes because it did not make the required payments, the Company has not received any notice of default. Furthermore, there is a verbal understanding between the parties that no action will be taken while purchase negotiations with Metrix S.A. continue. The current balance due on these notes as of December 31, 1999, was $228,990.

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

     The Company's operations are currently conducted through two of its wholly owned subsidiaries, MTL and MML, both of which are located in Tczew, Poland. MML is a subcontractor supplying members and subassemblies for gas meters and white goods. It also offers a range of services including pressing, punching steel sheets and machining for customers for different trades, including the automobile industry, telecommunications industry and others. It has provided metal fabrication services to Metrix for over 30 years. MTL has been the principal supplier to Metrix for new production tools, tool regeneration and maintenance services for a similar period. In January 1999, both MTL and MML executed exclusive supply agreements with Metrix, which agreements expire in June 2001. The agreements provide that such parts are to be sold to Metrix S.A. at specified pricing formulas. Under the agreement, Metrix S.A. has also agreed to make repair and maintenance services available to the MTL and MML at specified prices. Metrix S.A. is also obligated to provide access to utilities and the telecommunications network. Pursuant to the terms of the agreements, MML will continue to provide metal fabrication of parts and components for both the gas meter and white goods divisions of Metrix S.A. MTL will provide tooling and tool regeneration services. In addition to its existing relationship with Metrix S.A., MML expanded marketing activities of its services to other entities during the fiscal year ended December 31, 1999.

     MML obtains raw materials from Dziedzice, S.A. (rolling mills), Florian, S.A. and Stalowa, S.A. (steel mill), Kety S.A. (aluminum works) and Polast S.A. (cast iron foundry). MTL's principal suppliers include PCPK BYTOW Sp. z.o.o. and VADIM PLAST Sp. z.o.o, each of which supply MTL with semi-finished goods.

     In March 1999, Polcorp executed a letter of intent with First National Investment Fund, Warsaw, Poland, whereby Polcorp has agreed to purchase an approximate 85% interest in Pafal S.A. ("Pafal"), Poland's largest manufacturer of electric metering equipment. It is estimated that the purchase price of the proposed acquisition would be approximately $11 million (US) (PLN 45,000,000). Subsequent to March 1999, the Company signed several extensions of the letter of intent, the last of which expired in February 2000. While management has continuing interest in acquiring Pafal, it has discontinued negotiations until it can meet certain financial conditions precedent to sign a definitive acquisition agreement. Such agreement will be subject to satisfaction of due diligence to be performed. There can be no assurances that this acquisition will be consummated in the future.

     Pafal is headquartered in Swidnica, Poland and employs approximately 2,000 persons. It generated revenues of approximately $32 million (US) (PLN 125,000,000) during its fiscal 1998. It produces approximately 85% of all of the electric meters in Poland, as well as a broad range of measuring and control apparatus for cars, trucks, delivery vans and tractors.

     In April 1999, a letter of intent was executed between Polcorp and the National Investment Fund II (the "Fund"), for the purchase of all of the Fund's holdings in Metrix S.A. by Polcorp, representing approximate 33% interest. As of the date of this report, the proposed purchase price is still being negotiated, but it is estimated to be approximately $5 million (US) (20,000,000 Polish zlotys. While the letter of intent expired in February

2000, the Company has agreed to proceed with the acquisition and has negotiated a schedule which provides for the signing of a definitive agreement on July 15, 2000. Such agreement will contain provisions that the Company's obligations thereunder are subject to satisfactory completion of due diligence. There can be no assurances that the proposed transaction will close or that any unforeseen delay will occur.

     Relevant to the proposed acquisitions of Pafal and Metrix described above, during July 1999, the Company entered into a financial advisory agreement with CAIB Financial Advisors, S.A. ("CAIB"), located in Warsaw, Poland. Under the terms of the agreement, CAIB was engaged as the Company's exclusive financial advisor to assist in the raising of approximately $25 million in debt or equity required for the planned acquisitions of Pafal and Metrix. Fees payable to CAIB include $25,000 for preparation of a financial model and financing strategy, $25,000 for preparation of an information memorandum and a monthly retainer of $7,500 payable for the months of October 1999 through March 2000. In addition, CAIB is entitled to a success fee of 1.25% of total debt financing raised or $150,000, whichever is greater, and a fee of 2% to 3% of total equity investment raised.

     In addition, in October 1999, the Company entered into an agreement with an individual to provide financial advisory services in connection with the proposed financings of the planned acquisitions of Pafal and Metrix. Under the terms of the agreement, the individual is to be paid a $3,000 monthly retainer for three months and reasonable expenses, plus 30,000 "restricted" shares of the Company's common stock. Additionally, the individual is entitled to a success fee equal to 3% of equity capital raised as a result of the individual's introduction of funding sources, if such funding is successfully consummated.

     Management has recognized the Company's need to generate additional working capital. In response to this need, in July 1999, the Company issued a total of $175,000 of unsecured, convertible notes to two individuals. These notes were discounted at the rate of 10% and are payable within one year from issuance. The holders of the notes have the right to convert all or a portion of the notes into an aggregate of 454,545 "restricted" shares of the Company's common stock during the term of the notes. If so converted, the Company has provided the note holders with "piggyback" registration rights for the shares subject to conversion. As of the date of this report, the two note holders have not elected to convert any portion to equity.

     Also during 1999, the Company issued a total of 295,017 shares of its common stock in satisfaction of $159,000 in outstanding liabilities. The stock issued by the Company was valued at the market price of the Company's common stock at the date of issuance. These prices were $.60 per share applicable to 235,000 shares issued in the first quarter of fiscal 1999 and $.30 per share applicable to 60,017 shares of common stock issued during the forth quarter of fiscal 1999.

     In August 1999, the Company entered into an investor relations agreement with JC Connections Limited ("JC"). Under the terms of the agreement, JC is to be paid a monthly fee of $3,000 plus expenses, during the six month term of the agreement. JC also received 30,000 "restricted" shares of the Company's common stock. Further, JC is to be paid a commission on any funds raised as a direct or indirect result of introduction of investors or other financing sources to the Company as follows: 10% for up to $1 million; 4% from $2-3 million; 3% from 3-4 million; 2% from 4-5 million and 1% over $5 million of the funds raised. As of the date of this report, no funds have been raised on the Company's behalf by JC.

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

EMPLOYEES

     The Company and its subsidiaries presently have approximately one hundred sixty (160) employees, including its current President, Stephen Rosenburgh. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons," below. Most of these employees are based at the Company's subsidiary locations in Tczew, Poland. Of these employees, ninety-six are employed by MML and sixty-four are employed by MTL. MML employs 9 persons in administration, 4 in technical and marketing, 10 managers and 73 production workers. MTL has 7 persons in administration, 7 in the technical department, 3 managers and 47 production managers. Management believes that its relationship with its employees is satisfactory. The Company's production workers are all members of the Solidarity Union.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business is an executive office which consists of approximately 200 square feet of executive office space at 812 Proctor Ave., Ogdensburg, New York 13669, for which it pays rent of $100 per month, plus actual expenses incurred, which have historically been approximately $100 per month, pursuant to a verbal agreement. The Company also utilizes an office in Ottawa, Canada, for which it pays a monthly rate of $300, including expenses.

     Through March 31, 1999, the Company leased approximately 1,500 square feet of executive office space at 225 East Kirkham Road, St. Louis, Missouri 63119, at a rental fee of $1,000 per month. The Company disposed of such office space in conjunction with the sale of the security services business in March 1999.

     Further, the Company, through its wholly owned subsidiary companies, leases its facilities in Poland and certain machinery and equipment under an operating lease with Metrix, S.A. The agreement specifies a monthly lease payment of $12,674 (US) (including 22% VAT). The lease is on a month-to-month basis and may be terminated by either party upon six months notice. This property consists of 105,800 square feet of executive office space and manufacturing facilities.

     It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future. The Company's telephone number is (315) 393-3793 and facsimile number is (315) 393-9017.

     Other Property. The Company has 173 pieces of equipment which are leased. Most of this equipment has nominal or no book value. The most valuable items include a punching machine, which had a net book value at January 1, 2000, of PLZ 744,758 ($212,788 US); a bending machine, with a net book value of PLZ 427,820 ($122,234 US); and a press, which had a net book value of PLZ 39,845 ($11,384 US) on January 1, 2000. The Company has no other properties and at this time has no other agreements to acquire any properties, other than as disclosed hereinabove.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceedings is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the Company's shareholders during the last three months ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's Common Stock is approved for quotation on the National Association of Securities Dealers OTC Bulletin Board. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities. However, during the initial three calendar quarters of 1998, the Company has been advised that there was not enough quote activity to calculate the inside quote for these periods. Therefore, there was no high, low or closing bid and asked price until the fourth quarter of 1998. The information provided for 1998 has been stated to include the reverse stock split undertaken by the Company in November 1998:

                                           Bid Price
     Quarter Ended                      High        Low
     -------------                    --------    -------

     March 31, 1998                    -          -
     June 30, 1998                     -          -
     September 30, 1998                -          -
     December 31, 1998                 $0.27      $1.00

     March 31, 1999                    $0.87      $0.375
     June 30, 1999                     $0.625     $0.45
     September 30, 1999                $0.53125   $0.375
     December 31, 1999                 $0.375     $0.1875

     (b) Holders. There are five hundred twenty (520) holders of the Company's Common Stock, not including those holders who hold their shares in "street name."

     (c) Dividends. The Company has not paid any dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ending December 31, 2001.

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

OVERVIEW

     In November 1998, the Company acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in the Company's principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub- assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. As a result, management is presenting the following discussion as if the Company had acquired and operated the aforesaid businesses for the previous two year periods, in order to provide a better analysis of the Company's current and prior results of operations. The following information is intended to highlight developments in the Company's operations, to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's operations for the fiscal years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 1999 and 1998.

     In the fiscal year ended December 31, 1999, the Company's revenues were $2,454,287, compared to revenues of $2,708,982 generated during the fiscal year 1998, a decrease of $254,694 (9%). This was attributable to a 6% increase in revenues as reported in zlotys (Polish local currency) and a 15% decrease as a result of the change in the exchange rate.

     During the year ended December 31, 1999, the Company's direct costs were $2,067,241, compared to direct costs of $2,487,751 generated during the fiscal year 1998, a decrease of $420,510 (17%). The decrease was attributable to a 3% decrease in costs as reported in zlotys and a 14% decrease as a result of the change in the exchange rate.

     Operating expenses during the period ended December 31, 1999, were $1,075,109, compared to $325,519 for the similar period in 1998, an increase of $749,590 (230%). 218% ($708,699) of the increase was in selling and administrative costs. Such increase was principally attributable to professional and consulting expenses, primarily related to planned acquisitions and to investor relations expenses. An increase in interest expense of approximately $20,000, which resulted from the debt incurred to acquire the Metrix entities in 1998, as well as additional debt assumed by the Company for working capital purposes, accounted for 6% of the increase. Amortization expense of goodwill attributable to the Metrix acquisitions accounted for an additional 6% of the increase. As a result, the Company generated a net loss of $(654,927) for the year ended December 31, 1999, compared to a net loss of $(101,014) for the year ended December 31, 1998, an increase of $(553,913).

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $134,330 in cash and cash equivalents. Accounts receivable at December 31, 1999, decreased from December 31, 1998, to $144,180 from $246,063, a decrease of $101,883 (41%). Cash and receivables decreased as a result of increase in inventories ($200,855 from $155,281), and operating losses. Funds were also provided proceeds from issuance of convertible debt ($175,000), other loans ($135,000) and proceeds from the sale of a divested segment ($68,600). These increases were offset by capital expenditures ($130,441) and principal payments on loan obligations ($50,000).

     In regard to the convertible debentures issued by the Company, management has recognized the Company's need to generate additional working capital. In response to this need, in July 1999, the Company issued a total of $175,000 of unsecured, convertible notes to two individuals. These notes were discounted at the rate of 10% and are payable within one year from issuance. The holders of the notes have the right to convert all or a portion of the notes into an aggregate of 454,545 "restricted" shares of the Company's common stock during the term of the notes. If so converted, the Company has provided the note holders with "piggyback" registration rights for the shares subject to conversion. As of the date of this report, the two note holders have not elected to convert any portion to equity.

     Also during 1999, the Company issued a total of 295,017 shares of its common stock in satisfaction of $159,000 in outstanding liabilities. The stock issued by the Company was valued at the market price of the Company's common stock at the date of issuance. These prices were $.60 per share applicable to 235,000 shares issued in the first quarter of fiscal 1999 and $.30 per share applicable to 60,017 shares of common stock issued during the forth quarter of fiscal 1999.

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

     The Company has $70,092 of notes payable to a shareholder. The notes arose from advances made by the shareholder to the Company. The notes bear interest at prime (9.5% at December 31, 1999) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt. Interest expense for 1999 and 1998 included $11,934 and $2,222, respectively.

     In addition, during 1999, a former affiliate made loans of $135,000 to the Company. This loan is unsecured, non-interest bearing and is due on demand.

     Subsequently, and effective March 31, 2000, certain indebtedness owing to Suncrest Medical Services, SA ($300,000), Phoenix Management International Ltd. ($100,000), and Naidger Capital Corporation ($152,000) were converted to equity by the issuance of 1,500,000 shares of Common Stock, 500,000 shares of Common Stock and 756,000 shares of Common Stock, respectively, at the market price of the Company's Common Stock at the date of conversion, or $.02 per share.

     It is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions during the fiscal year ending December 31, 2000. However, as of the date of this report, no definitive agreement has been reached between the company and any funding source and none is expected in the foreseeable future. Failure of the Company to obtain additional capital in the future will have a negative impact on management's ability to continue its efforts to expand the Company's business and generate profits from existing operations.

TRENDS

     The Company is primarily focused on the development and expansion of (i) infrastructure manufacturing, and (ii) the acquisition and growth of proprietary flow measurement and control devices in the gas and electricity meter sectors (utility metering). With particular reference to (i), and with the understanding that no assurances can be provided, the Company is forecasting double digit growth in both its tool making and metal fabrication operations, in particular, from customers outside its traditional gas meter business. This is, in large measure, predicated upon the availability of additional capital resources to expand inventory of tool making and metal fabrication machinery and equipment at MTL and MML. As well, the demand for infrastructure manufacturing services continues to grow as an increasing number of domestic concerns outsource their infrastructure manufacturing requirements to reduce internal costs. In addition, management believes that multinationals recognize that Poland offers large pools of skilled labor and lower production costs relative to their domestic marketplace. The outsourcing by western firms of the Company's infrastructure manufacturing units continues to show strength, with planned revenue growth from internal operations exceeding 10-15% commencing in fiscal 2000.

     The Company continues to negotiate for the purchase of Metrix S.A. and Pafal S.A., both major manufacturing firms servicing the gas and electricity meter sector in Poland. PAFAL is a manufacturer of electricity meters with an annual turnover of

$35,000,000 and a 83% market share, while Metrix is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of domestic meters and a 100% share of the industrial market.

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

     While domestic gas meter sales in Poland have remained stable over the past year, Metrix SA has recently completed the development cycle for a new generation of plastic injection molded meters which will eventually replace its G4 series of domestic meters. The new meters are smaller in size and less costly than existing metal framed meters and are well suited for growth in the domestic market, not only in Poland, but in numerous international markets. While management remains optimistic about the future growth and development of the gas meter industry in Poland, and more importantly, that Metrix S.A. would be a strategic acquisition for the Company, provided that it can be purchased at a fair price, recently developments concerning the privatization of the Polish oil and gas industry has had a slightly negative impact on Metrix business in fiscal 2000. As a result, the order book from Metrix S.A. within MML and MTL is also reduced, forcing management to seek additional business from external customers. This trend will most likely continue throughout the balance of fiscal 2000 and as such, management is also looking at other business opportunities which hold out the possibility of yielding higher revenue and profitability prospects for the Company in the future.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 1999.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any material negative impact as a result of this problem and no problems in this regard are anticipated in the future.

ITEM 7.  FINANCIAL STATEMENTS

                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated balance sheets as of December 31, 1999 and 1998                F-3

Consolidated statements of operations for the years ended
     December 31, 1999 and 1998                                             F-4

Consolidated statements of stockholders' equity (deficit) for
     the years ended December 31, 1999 and 1998                             F-5

Consolidated statements of cash flows for the years ended
     December 31, 1999 and 1998                                             F-6

Notes to consolidated financial statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
NPS International Corporation and subsidiaries
Ogdensburg, New York

We have audited the accompanying consolidated balance sheets of NPS International Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NPS International Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that NPS International Corporation will continue as a going concern. As more fully described in Note 1, while the Company's foreign subsidiaries have continued to operate profitably, on a consolidated basis, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                        HORTON & COMPANY, L.L.C.

Wayne, New Jersey
June 15, 2000


                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            December 31,
                                                                    ----------------------------
                                                                        1999             1998
                                                                    -----------      -----------
Current assets:
   Cash                                                             $   134,330      $   217,535
   Accounts receivable                                                  144,180          246,063
   Prepaid expenses                                                      17,461           15,110
   Inventories                                                          200,855          155,281
   Due from affiliates                                                    6,400                -
                                                                    -----------      -----------

          Total current assets                                          503,226          633,989
                                                                    -----------      -----------

Property and equipment, net                                             147,048          164,337
                                                                    -----------      -----------

Other assets:
   Goodwill, net                                                        357,129          429,398
   Deferred charges and other                                           322,282           55,068
                                                                    -----------      -----------

                                                                        679,411          484,466
                                                                    -----------      -----------

                                                                    $ 1,329,685      $ 1,282,792
                                                                    ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt from business combination      $   228,990      $   207,150
   Accounts payable and accrued expenses                                522,281          284,041
   Accrued taxes                                                         58,955           92,780
   Customer deposits                                                     39,076           72,888
   Loans payable                                                        152,000           17,000
   Notes payable - stockholder                                           70,092           80,606
   Convertible debt                                                     175,000                -
   Payable under service agreement                                      179,393            7,522
                                                                    -----------      -----------

          Total current liabilities                                   1,425,787          761,987

Long-term debt from business combination, net of current portion              -           97,032
                                                                    -----------      -----------

                                                                      1,425,787          859,019
                                                                    -----------      -----------
Stockholders' equity (deficit):
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,331,394 shares outstanding in 1998
      10,626,411 shares outstanding in 1999                               1,063            1,033
   Additional paid-in capital                                           680,528          521,558
   Accumulated deficit                                                 (757,530)        (102,603)
   Accumulated other comprehensive income (loss)                        (20,163)           3,785
                                                                    -----------      -----------

                                                                        (96,102)         423,773
                                                                    -----------      -----------

                                                                    $ 1,329,685      $ 1,282,792
                                                                    ===========      ===========

                 See notes to consolidated financial statements



                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
Revenues                                            $2,454,287      $2,708,982

Direct costs                                         2,067,241       2,487,751
                                                    ----------      ----------

Gross profit                                           387,046         221,231
                                                    ----------      ----------

Operating expenses (income):
   Selling and administrative                          963,979         255,280
   Amortization                                         39,379          20,869
   Interest expense                                     68,168          48,957
   Interest income                                     (12,464)        (23,956)
   Gain on sale of assets                               (1,435)         (6,889)
   Foreign taxes                                        17,482          31,258
                                                    ----------      ----------

                                                     1,075,109         325,519
                                                    ----------      ----------

Loss from continuing operations                       (688,063)       (104,288)
                                                    ----------      ----------

Discontinued operations:
   Income from divested operations                       6,649           3,274
   Gain on disposal of divested operations              26,487               -
                                                    ----------      ----------

                                                        33,136           3,274
                                                    ----------      ----------

Net loss                                            $ (654,927)     $ (101,014)
                                                    ==========      ==========


Per share data:
   Continuing operations                            $    (0.06)     $    (0.02)
   Discontinued operations                                0.00            0.00
                                                    ----------      ----------

                                                    $    (0.06)     $    (0.02)
                                                    ==========      ==========

Historical weighted average shares outstanding      10,493,147       6,049,208
                                                    ==========      ==========



                 See notes to consolidated financial statements


                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 1999 and 1998


                                                         Common stock
                                                      ------------------  Additional                  Other
                                                       Shares       Par     paid-in   Accumulated Comprehensive Comprehensive
                                                       Issued      value    capital     Deficit       Income        Income
                                                      ---------   ------   ---------   ---------     --------     ---------
Balance at January 1, 1998                            5,171,410   $  517   $  27,869   $  (1,589)    $      -     $       -

Shares issued under Reg. D, Rule 504 offering           112,090       11     112,079           -            -             -

Costs incurred in connection with offering                    -        -    (221,198)          -            -             -

Shares issued in business combination                 2,331,367      233     (76,045)          -            -             -

Shares issued in satisfaction of various liabilities  2,716,527      272     678,853           -            -             -

Other comprehensive income, net of tax:
  Foreign currency translation                                -        -           -           -        3,785         3,785

Net loss                                                      -        -           -    (101,014)           -      (101,014)
                                                     ----------   ------   ---------   ---------     --------     ---------

Comprehensive loss                                                                                                $ (97,229)
                                                                                                                  =========

Balances at December 31, 1998                        10,331,394    1,033     521,558    (102,603)       3,785     $       -

Shares issued in satisfaction of various liabilities    295,017       30     158,970           -            -             -

Other comprehensive income, net of tax:

   Foreign currency translation                                                                       (23,948)      (23,948)

Net loss                                                      -        -           -    (654,927)           -      (654,927)
                                                     ----------   ------   ---------   ---------     --------     ---------

Comprehensive loss                                                                                                $(678,875)
                                                                                                                  =========

Balances at December 31, 1999                        10,626,411  $1,063   $ 680,528    $(757,530)    $(20,163)
                                                     ==========  ======   =========    =========     ========

                 See notes to consolidated financial statements



                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                                         -----------------------
                                                                            1999        1998
                                                                          ---------   ---------
Cash flows from operating activities:

   Net loss                                                               $(654,927)  $(101,014)
                                                                          ---------   ---------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                      137,969     100,149
         Non-cash expenses of divested operations                               453           -
         Expenses paid through issuance of common stock                     159,000           -
         Gain on sale of divested operations                                (26,487)          -
         Gain on sale of assets                                              (1,435)     (6,889)
         Changes in assets and liabilities,
          net of effect of business combination:
            (Increase) decrease in accounts receivable                       23,258    (108,136)
            (Increase) decrease in prepaid expenses                         (13,306)     (3,677)
            (Increase) decrease in inventory                                (45,574)     57,133
            Increase (decrease) in accounts payable and accrued expenses     37,975      75,387
            Increase (decrease) in accrued taxes                            (27,395)     48,676
             Increase (decrease) in customer deposits                       (33,812)     72,888
             Increase (decrease) in payable under service agreement         171,871    (106,881)
                                                                          ---------   ---------

                  Total adjustments                                         382,517     128,650
                                                                          ---------   ---------

         Net cash provided by (used in) operating activities               (272,410)     27,636
                                                                          ---------   ---------

Cash flows from investing activities:

   Sale of short-term investment                                                  -     110,640
   Capital expenditures                                                    (130,441)   (146,314)
   Proceeds from sale of assets                                               1,560       6,889
   Cash acquired in business combination                                          -       5,623
   Goodwill and deferred charges                                                  -     (20,513)
   Loans repaid by affiliate                                                      -      25,623
   Proceeds from sale of divested segment                                    68,000           -
                                                                          ---------   ---------

         Net cash used in investing activities                              (60,281)    (18,052)
                                                                          ---------   ---------

Cash flows from financing activities:

   Proceeds from convertible debt                                           175,000           -
   Proceeds from loans                                                      135,000     196,500
   Principal payments on loan obligations                                   (50,000)   (119,928)
   Repayment of note payable - stockholder                                  (10,514)    (16,300)
   Proceeds from issuance of common stock                                         -     112,090
   Costs incurred in connection with offering                                     -     (81,319)
                                                                          ---------   ---------

         Net cash provided by financing activities                          249,486      91,043
                                                                          ---------   ---------

         Net (decrease) increase in cash                                    (83,205)    100,627

         Cash balance at beginning of year                                  217,535     116,908
                                                                          ---------   ---------

         Cash balance at end of year                                      $ 134,330   $ 217,535
                                                                          =========   =========

                 See notes to consolidated financial statements

                          NPS INTERNATIONAL CORPORTION

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

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

                                       F-7

         In the reverse acquisition, the Company recorded assets and liabilities at their historical cost basis which was deemed to approximate fair market value. The reverse acquisition transaction is treated as a non-cash transaction, except to the extent of cash acquired, since all consideration given was in the form of common stock.

         Pro forma results of operations (assuming completion of the business combination of NISCO and Naidger and subsidiaries as of the beginning of each period) for the year ended December 31, 1998 are as follows:

                  Revenues                                 $ 3,414,688
                                                           ===========

                  Net loss                                 $  (75,923)
                                                           ==========

                  Loss per share                           $    (.007)
                                                           ==========

                  Weighted average common shares           10,331,367
                                                           ==========

         The pro forma financial information presented above does not purport to be indicative of the results of operations of the Company that might have occurred, nor are they indicative of future results.

                  Principles of consolidation

         The accompanying consolidated financial statements include the accounts of NPS International Corporation, and of its wholly-owned subsidiary, Naidger Power Systems, Inc. ("Naidger"), its wholly-owned subsidiary, Polcorp Industries, Inc. ("Polcorp"), together with its wholly-owned subsidiaries Metrix Metal, L.L.C. and Metrix Tools, L.L.C.
         (collectively referred to as the "Metrix Companies") and NPS Polska, L.L.C. Under the accounting rules for the business combinations described in Note 2, the accompanying financial statements include the accounts of NPS from the date of the business combination with Naidger (November 6, 1998), of Naidger from date of incorporation, (January 15,
         1997), of Polcorp from the date of the business combination with the Metrix Companies (June 26, 1998), and of Metrix Metal, L.L.C., Metrix Tools, L.L.C. and NPS Polska, L.L.C. for the period from their dates of inception (July 1997, April 1997, and December 1999, respectively). Significant intercompany transactions and balances have been eliminated in consolidation.

                  History and business activity

         NPS International Corporation (formerly National Industrial Security Corportion) was incorporated in the State of Delaware in 1967. Through March 31, 1999, the Company's security division provided security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri metropolitan area. Effective March 31, 1999, the Company disposed of its security division (Note 12).

1.       Summary of significant accounting policies (continued)

                  History and business activity (continued)

         Naidger Power Systems, Inc. was incorporated in the State of Delaware on January 15, 1997. Naidger is an inactive holding company which acquired Polcorp Industries, Inc. and two operating subsidiaries in a business combination described in Note 2.

         Polcorp Industries, Inc. was incorporated in the State of Delaware on January 16, 1998. Concurrent with the business acquisition described in Note 2, Polcorp became a holding company which conducts business only through its wholly-owned subsidiaries, Metrix Metal, L.L.C. and Metrix Tools, L.L.C.

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

         NPS Polska, L.L.C. was incorporated in December 1999, as a wholly-owned subsidiary of Polcorp and has been inactive since its inception. NPS Polska was formed as a special purpose entity to participate in the planned acquisions of Metrix S.A. and Pafal S.A. (Note 11).

                  Going concern

         Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with acquisitions, either consummated or planned. While the Company's foreign subsidiaries, Metrix Metal and Metix Tools, have contributed to operate profitably, the Company has incurred operating losses on a consolidated basis, principally due to administrative expenses of the parent company. At December 31, 1999 and 1998, the Company had working capital deficiencies of approximately $920,000 and $130,000, respectively. In addition, the Company has a stockholders' deficit of approximately $96,000 at December 31, 1999. The Company has been dependent upon capital raised from the sale of common stock and upon loans from related and unrelated parties. The Company anticipates that it will require additional capital and/or financing to continue as a going concern until it attains an adequate and consistent revenue stream and profitable operations. There can be no assurance, however, that sufficient capital and/or financing will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  Revenue recognition

         Revenue from product sales is recognized when products are shipped. The Company recognizes revenue from security services as such services are performed in accordance with contract terms.

1.       Summary of significant accounting policies (continued)

                  Property and equipment

         Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                                Years
                                                                -----

                  Machinery and equipment                        10
                  Office equipment                                5

         Depreciation expense was $98,590 and $78,978 for the years ended December 31, 1999 and 1998, respectively.

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

         Approximately, 71.6% and 83.1% of total revenue was derived from Metrix S.A. (former parent company of Metrix Tools, L.L.C. and Metrix Metal, L.L.C.), for the years ended December 31, 1999 and 1998, respectively. Virtually all of the Company's revenue was derived from sales in Poland during the years ended December 31, 1999 and 1998.

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

1.       Summary of significant accounting policies (continued)

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

                  Deferred charges

         Deferred charges consist of the following:
                                                               December 31,
                                                          ---------------------
                                                            1999          1998

             Deferred acquisition costs                   $322,282      $49,862
             Patent costs and license fees,
               net of accumulated
               amortization of $10,984                           -        5,206
                                                          --------      -------

                                                          $322,282      $55,068
                                                          ========      =======
         Deferred acquisition costs are capitalized as a component of total acquisition costs upon successful consummation of a planned acquisition. Such costs are expensed upon determination that a proposed acquisition is unlikely to occur.

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

         During the year ended December 31, 1999, the Company issued 295,017 shares of its common stock in satisfaction of $159,000 of liabilities, as described in Note 8. During the year ended December 31, 1998, the Company issued 2,716,527 shares of its common stock in satisfaction of $679,125 of liabilities owed to affiliates and directors, as described in Note 8.

         Interest   paid  during   1999  and  1998  was  $56,234  and   $32,969,
         respectively. Income taxes paid during 1999 and 1998 were $24,550 and $24,190, respectively.

1.       Summary of significant accounting policies (continued)

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

                  Reclassifications

         Certain   reclassifications  have  been  made  to  the  1998  financial statements to conform to the 1999 presentation.

2.       Business combinations

                  Metrix acquisition

         On June 26, 1998, Polcorp Industries acquired all of the outstanding shares of Metrix Tools, L.L.C. (4,000 shares) and Metrix Metal, L.L.C. (7,000 shares) in exchange for notes payable in the amounts of 430,000 and 930,000 Polish zlotys, respectively. As a result of the transaction, there was a change in the control of Metrix Tools, L.L.C. and Metrix Metal, L.L.C.

         The acquisition of Metrix Tools, L.L.C. and Metrix Metal, L.L.C. (the "Metrix Companies") has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, the Metrix Companies are considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of the Metrix Companies. However, the capital structure has been retroactively restated to reflect the number of shares issued to effect the acquisition and the Company's par value. Under purchase method accounting, balances and results of operations of Polcorp have been included in the accompanying consolidated financial statements from the date of the transaction, June 26, 1998. The Company recorded the assets and liabilities at their historical cost basis which was deemed to approximate fair market value. The reverse acquisition is treated as a non-cash transaction since all consideration given was in the form of stock. Pro forma results of operations (assuming the business combination had been effected on January 15, 1997) are not presented because Polcorp was inactive prior to the acquisition. As a result, pro forma results of operations for the year ended December 31, 1998, would be no different than the historical statements of operations presented herewith.

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

3.       Inventories

         The following is a summary of inventories:

                                                        December 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------
                  Raw materials                    $ 63,227        $ 57,417
                  Work in process                   137,628          97,864
                                                   --------         -------

                                                   $200,855        $155,281
                                                   ========        ========

4.       Property and equipment

         The following is a summary of property and equipment:

                                                         December 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------

                  Machinery and equipment          $344,286        $360,514
                  Less:  accumulated depreciation   197,238         196,177
                                                   --------        --------

                                                   $147,048        $164,337
                                                   ========        ========
5.       Convertible debt

         During July 1999, the Company issued a total of $175,000 of unsecured, convertible notes to two individuals. Such notes were discounted at the rate of 10% and are payable within one year. Such notes may be converted into 454,545 restricted shares of the Company's common stock during the term of the notes, at the option of the holders. If the individuals convert such debt to stock, the investors will have piggyback registration rights in the event that the Company files a registration statement.

6.       Notes payable - stockholder

         Notes payable - stockholder represents advances made to the Company by one of its stockholders. The notes bear interest at prime (9.5% and 8.25% at December 31, 1999 and 1998, respectively) plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but is subordinated to other secured debt. Interest expense for 1999 and 1998 includes $11,934 and $2,222, respectively of interest related to notes payable - stockholder.

         While the Company is in default of these note agreements, management intends to negotiate terms that are mutually acceptable.

7.       Long-term debt from business combination

         Long-term debt from business combination arose from the acquisition of the stock of Metrix Tools and Metrix Metal (Note 2). The purchase price of 430,000 and 930,000 Polish zlotys for Metrix Tools and Metrix Metal, respectively, is paid in US dollars based on the exchange rate at ING Bank S.A. in Warsaw, Poland. The notes are payable in four equal principal installments, commencing 90 days after the date of signing the agreement. The next installments are due 270, 450 and 630 days following the date of signing the agreement. Each installment shall include interest at 8% annually increased by the inflation ratio in Poland. Any delay in the payment schedule will result in an interest charge of 20% annually. The debt is secured by the stock of Metrix Tools and Metrix Metal.

         The Company has temporarily suspended payments which were due in 1999, during negotiations to acquire Metrix, S.A., the former parent company of Metrix Tools and Metrix Metal (Note 11). While the Company is in default of the agreement because it did not make such payment, the Company has not received any notice of default. Furthermore, there is a verbal understanding between the parties that no action will be taken while purchase negotiations regarding Metrix S.A. continues.

8.       Loans payable

         During 1998, Naidger Capital Corporation ("NCC"), a former affiliate, made loans of $196,500 to the Company. Prior to December 31, 1998, the Company issued 718,000 shares of its common stock in satisfaction of $179,500 of such debt (Note 9). During 1999, NCC made additional loans of $135,000. At December 31, 1999 and 1998, the balance shown is an unsecured, non-interest bearing advance to the Company, payable on demand. Effective March 31, 2000, the outstanding balance of such loans were converted to shares of the Company's common stock (Note 14)

9.       Stockholders' equity

                  Recapitalization

         During 1999, a majority of the Company's shareholders adopted amendments to the articles of incorporation to change the Company's capital structure from 12,000,000 authorized shares of $.1667 par value common stock to 50,000,000 authorized shares of $.0001 par value common stock and 10,000,000 authorized shares of $0.001 par value preferred stock. No preferred stock has been issued. The balance sheets and statements of stockholders' equity have been restated for all periods presented to reflect the change in capital structure.

                  Private offering

         On August 15, 1997, the Company commenced an offering of its common stock pursuant to Rule 504 of Regulation D under the Securities Act of 1933. The Company sold 112,090 shares under the offering, during the year ended December 31, 1998.

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

         During 1999, the Company issued a total of 295,017 shares of its common stock in satisfaction of $159,000 of liabilities. During the first quarter of 1999, 235,000 shares were issued in satisfaction of $141,000 of liabilities. The stock issued was valued at the estimated fair value of $0.60 per share at the date of issuance. During the last quarter of 1999, 60,017 shares were issued in satisfaction of $18,000 of liabilities. The stock was valued at the estimated fair value of $0.30 per share at the date of issuance.

                  Loss per common share

         Loss per common share is computed by dividing the net loss applicable to common stock shareholders by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 1999 and 1998, the weighted average number of shares used in the calculation was 10,493,147 and 6,049,208, respectively. Diluted loss per share amounts are not presented because they are anti-dilutive.

                  Stock option plan

         Effective July 1999, the Board of Directors adopted the Company's 1999 Stock Option Plan (the "Plan"). The Plan is intended to provide incentive to directors, officers, key employees of and consultants to the Company and members of the Company's Advisory Board by providing those persons with opportunities to purchase shares of the Company's common stock. Under the plan, NPS may grant incentive stock options at not less than 100% of the fair market value on the date of the grant (not less than 110% of fair market value, if granted to a 10% shareholder). Non-incentive stock options shall not be less than 50% of fair market value on the date of the grant. Stock options may be granted for a period not to exceed 10 years; 11 years in the case of non-incentive stock options. The Board received 2,000,000 shares of common stock which underlie options granted pursuant to the Plan.

         During 1999, the Company issued 1,830,000 stock options to various of its directors and consultants. The options may be exercised at $0.30 per share over a five-year period ended December 2004.

10.      Related party transactions

                  Service agreement

         Effective May 1, 1997, Naidger and Polcorp entered into a service agreement with Suncrest Management Services, S.A. ("Suncrest"), a company incorporated in Nevis, West Indies, and which is also a significant stockholder of NPS International Corporation. The agreement with Naidger was re-affirmed by NPS as a consequence of the business combination described in Note 2. The service agreement with Polcorp was terminated by mutual consent effective October 31, 1998.

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

                  Year ending
                  December 31,                          Amount
                  ------------                         --------

                      2000                             $142,394
                      2001                              156,742
                      2002                               54,304
                                                       --------

                                                       $353,440
                                                       ========

         In addition, Suncrest is entitled to reasonable costs and expenses and an annual bonus equal to the greater of 5% of profits or 3% of sales provided that an approved annual budget is met or exceeded. Otherwise, a bonus may be paid at the discretion of the Company.

         Service fees under these agreements were $119,680 and $251,300 plus expenses of $78,691 and $127,283 for the years ended December 31, 1999 and 1998, respectively. Effective March 31, 2000, $300,000 of the outstanding balance payable to Suncrest was converted to shares of the Company's common stock (Note 14).

         During the years 1999 and 1998, $99,186 and $279,460 of these fees and expenses were capitalized in connection with the business combinations described in Note 2 and the planned acquisitions described in Note 12. During 1998, $139,879 of these fees and expenses incurred in connection with obtaining equity financing were recorded as a charge to additional paid-in capital.

         The agreement may be terminated by six-month notice. In the event that the agreement is terminated by the Company for any reason, Suncrest shall be entitled to receive a lump-sum termination payment equal to all service fees for the unexpired term of the agreement plus all bonuses as a result of past services and all outstanding out-of-pocket expenses.

                  Consulting agreement

         The Company has entered into an agreement with Phoenix Management International Ltd. ("Phoenix"), a company owned by a shareholder and officer of NPS. Under the terms of the agreement, Phoenix provides the Company with consulting services in connection with planned acquisitions. The agreement is effective through June 30, 2001, thereafter remaining in force for a rolling period of twelve months.
         Such agreement may be terminated by NPS upon six-months notice. Compensation for such services totaled $72,000 and $30,000 for the years ended December 31, 1999 and 1998, respectively. $36,000 and $30,000 of such fees were capitalized as deferred acquisition costs during the years ended December 31, 1999 and 1998, respectively. The agreement specifies that compensation in the years 2000 and 2001 will be $88,200 and $46,200, respectively. Effective March 31, 2000, $100,000 of the outstanding balance payable to Phoenix was converted to shares of the Company's common stock (Note 14).

         In addition, Phoenix is entitled to an annual bonus equal to 5% of audited net profits, provided that certain performance criteria are met. Otherwise, a bonus may be paid at the discretion of the Board.

11.      Income taxes

         As of December 31, 1999, the Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses expire in the years 2017 through 2019.

         Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

              Non-current deferred income tax asset arising from
                 net operating loss carryforward                     $ 257,000

              Valuation allowance                                     (257,000)
                                                                     ---------

                                                                     $       -
                                                                     =========

         Taxes paid and accrued to foreign countries amounted to $17,482 and $31,258 for the years ended December 31, 1999 and 1998, respectively.

12.      Commitments and contingencies

                  Lease agreements

         The Company leases its facilities in Poland and certain machinery and equipment under operating leases with Metrix, S.A. The agreement specifies a monthly lease payment of $12,674 (including 22% VAT). The leases are on a month-to-month basis and may be terminated by either party upon six-months notice.

         The Company maintains corporate offices in Ogdensburg, New York, and Ottawa, Canada. The Company is not obligated under any lease agreements for such offices, but incurs a monthly cost of approximately $500 through the service agreement described in Note 8.

         The Company also leased office space in St. Louis, Missouri, under an operating lease at a monthly lease payment of $1,000. The Company disposed of such office space in conjunction with the sale of the security division as described in Note 13.

         Rent expense for the years ended December 31, 1999 and 1998 totalled approximately $112,000 and $154,100, respectively.

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

                  Planned acquisitions

         During March 1999, the Company entered into a letter of intent to acquire approximately 85% of the voting common stock of Pafal, S.A., a manufacturing company located in Warsaw, Poland. It is estimated that the purchase price of the proposed acquisition would be approximately 45,000,000 Polish zlotys (approximately $11,000,000 U.S. dollars). During 1999, the Company signed several extensions of the letter of intent, the last of which expired on February 15, 2000. While the Company has continuing interest in acquiring Pafal, it has discontinued negotiations until it can meet certain financial conditions precedent to signing a definitive acquisition agreement. Such agreement is also subject to satisfactory completion of due diligence.

         During April 1999, the Company entered into a letter of intent to acquire approximately 33% of the voting common stock of Metrix S.A., a manufacturing company located in Warsaw, Poland. While the purchase price is being negotiated, it is estimated to be approximately 20,000,000 Polish zlotys (approximately $5,000,000 U.S. dollars). While the letter of intent expired on February 15, 2000, the Company had agreed to proceed with the acquisition and has negotiated a schedule which calls for the signing of a definitive agreement on July 15, 2000. Such agreement is subject to satisfactory completion of due diligence.

                  Financial advisory agreements

         During July 1999, the Company entered into a financial advisory agreement with CAIB Financial Advisers, S.A. ("CAIB"). Under the terms of the agreement, CAIB was engaged as the Company's exclusive financial adviser to assist in the raising of approximately $25 million in debt or equity required for the planned acquisitions of Pafal S.A. and Metrix S.A. (Note 10). Fees payable to CAIB include $25,000 for preparation of a financial model and financing strategy, $25,000 for preparation of an information memorandum and a monthly retainer of $7,500 payable for the months of October 1999 through March 2000. In addition, CAIB is entitled to a success fee of 1.25% of total debt financing raised or $150,000, which ever is greater and a fee of 2% to 3% of total equity investment raised.

         During October 1999, the Company entered into an agreement with an individual to provide financial advisory services in connection with the proposed financings of the planned acquisitions of Pafal S.A. and Metrix S.A. Under the terms of the agreement, the individual is to be paid a $3,000 monthly retainer for three months and reasonable expenses plus 30,000 restricted shares of the Company's common stock. In addition, the individual is entitled to a success fee equal to 3% of equity capital raised as a result of the individual's introduction.

                  Investor relations agreement

         Effective August 1999, the Company entered into an investor relations agreement with JC Connections Limited ("JC"). Under the terms of the agreement, JC is to be paid a monthly fee of $3,000 plus expenses, during the six-month term of the agreement. JC also received 30,000 restricted shares of the Company's common stock. In addition, JC is to be paid a commission on any funds raised as a direct or indirect result of introduction of investors or financing sources to the Company calculated as follows: 10% for up to $1 million; 5% from $1-2 million; 4% from $2-3 million, 3% from $3-4million; 2% from 4-5 million and 1% over $5 million of the funds raised.

                  Consultancy agreement

         During December 1999, the Company entered into an agreement with a corporation to provide various corporate consulting services to the Company. Under the terms of the agreement, the consultant is to receive an annual fee of $12,000, payable quarterly in advance plus other fees and expenses as may be required. The consultant also received warrants to purchase 250,000 shares of the Company's common stock at $0.50 per share and 500,000 shares of the Company's common stock at $1.50 per share. Such warrants may be exercised over a five-year period ending December 2004. In addition, in the event that the consultant raises equity or debt funding for the Company, the consultant is entitled to a finder's fee of 3.8% of the sum raised.

13.      Divested operations

         Effective March 31, 1999, the Company disposed of its security division which conducted business under the name of National Industrial Security Corporation. The operating results of the security division have been reported separately as a divestiture in the consolidated statements of operations. The Company sold its security division to Suncrest Health and Safety Corp., a wholly-owned subsidiary of Suncrest-Medical.com, Inc. ("Sun Med"). The controlling stockholders of Sun Med also have a controlling interest in Suncrest Management Services, S.A. (Note 9) which is a significant shareholder of the Company. The security division was sold for $75,000, of which $30,000 was paid at the time of the closing. The balance of the obligation is receivable within one year, including interest on the outstanding principal balance at 8%. The note is secured by the assets of the security division. The outstanding balance receivable at December 31, 1999 is $6,400.

         Assets and liabilities of the divested segment consisted of the following:

                  Accounts receivable                          $ 78,625
                  Other current assets                           10,955
                  Intangible assets, net                          7,643
                  Accounts payable and accrued expenses         (48,710)
                                                               --------

                  Net assets of divested segment              $ 48,513
                                                              ========

         The following table summarizes selected financial data of the Company's divested operations:
                                                              November 7, 1998
                                                           (date of acquisition)
                                        Three-months ended        through
                                          March 31, 1999     December 31, 1998
                                        ------------------   -----------------

         Revenues                            $166,104            $120,206
         Expenses                             159,455             116,932
                                            ---------            --------

         Income from divested operations    $   6,649            $  3,274
                                            =========            ========

         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

14.      Subsequent events

         Effective   March  31,  2000,   three   entities   elected  to  convert
         indebtedness due from NPS to equity in the Company as follows:

                                                Debt                Shares
                                             Converted              Issued
                                             ---------            ---------
                  Suncrest (Note 10)          $300,000            1,500,000
                  Phoenix (Note 10)            100,000              500,000
                  NCC (Note 8)                 152,000              756,000
                                              --------            ---------

                                              $552,000            2,756,000
                                              ========            =========

         All conversions were made at the market price of the Company's common stock at the date of conversion ($.020 per share).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age             Position
---------------------      ---      -------------------------

Stephen A. Rosenburgh       49      President & Director

Dr. Mark Scibor-Rylski      52      Vice President & Director

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

     (b) Resumes:

     Stephen A. Rosenburgh was appointed as a director of the Company in May 1999 and President in April 2000. In addition to his position with the Company, since June 1998, Mr. Rosenburgh has been President of Asset Corporation of the South, LLC, a North Carolina limited liability company based in Charlotte, North Carolina and engaged in real estate and development stage company investments. Prior, from February 1996 through June 1998, Mr. Rosenburgh was Chairman of Enterprise Development International, Inc., a non-profit District of Columbia corporation located in Fairfax, Virginia, and which was engaged in assisting the poor in start up business opportunities. In January 1996, Mr. Rosenburgh retired. From August 1993 through December 1995, Mr. Rosenburgh was President of Jordan Homes, Inc., a privately held North

Carolina corporation located in Charlotte, North Carolina, which was engaged in real estate development. Mr. Rosenburgh received a Bachelor of Arts degree in 1973 from Laurentian University, a Masters degree in 1975 from Carleton University and a post graduate degree in public administration in 1974, also from Carleton University. Mr. Rosenburgh devotes approximately 50% of his time to the business of the Company.

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

     During 1998 and 1999, the Company was a party to a service agreement with Suncrest Management Services S.A. ("Suncrest"), a company incorporated in Nevis, West Indies. Suncrest is also a significant shareholder of the Company. The service agreement between Polcorp and Suncrest was terminated by mutual consent effective October 31, 1998. A second agreement was then executed between the Company and Suncrest, whereby Suncrest provides a variety of management and consulting services for a five year period ending April 30, 2002. The Company pays a service fee of approximately $8,500 per month, payable in advance on the first day of each month during the initial 12 month period of the agreement. During each subsequent year, the monthly service fee is increased by 10% over the previous year. In addition, Suncrest is also reimbursed for reasonable costs and expenses incurred in conjunction with its Company related activities. Suncrest also is entitled to receive an annual bonus equal to the greater of 5% of net profits or 3% of gross sales, provided that an approved annual budget is met or exceeded. Otherwise, a bonus is only paid at the discretion of the Company. Service fees under these agreement were $119,680 and $251,300, plus expenses of $78,691 and $127,283 for the fiscal years ended December 31, 1999 and 1998, respectively. The balance of $179,393 has not been paid but has been accrued by the Company for this obligation. The agreement may be terminated by six months notice. In the event the agreement is terminated by the Company for any reason, Suncrest shall be entitled to receive a lump sum termination payment equal to all service fees for the unexpired term of the agreement, plus all bonuses as a result of past services and all outstanding out-of-pocket expenses. Mr. Wexler, a former officer and director and a principal shareholder of the Company, also holds similar positions with Suncrest.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 1999, the Company experienced changes in management. From a review of its available information, it appears that Mr. Michael Wexler, the former President of the Company but an affiliate as of the date of this report, has transferred various blocks of stock to creditors of Suncrest Management Services, SA, a principal shareholder of the Company, for which applicable reports were not timely filed with the SEC. In addition, Mr. Rosenburgh and Dr. Scibor-Rylski have not filed reports pursuant to Section 16(a) of the Securities Exchange Act of 1934. However, the Company does not believe that Messrs. Rosenburgh's and Scibor-Rylski's stock positions have changed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1999 and 1998 of the then chief executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                   Securities

                                  Other               Under-             All
Name                              Annual  Restricted  lying             Other
and                               Compen-   Stock    Options/   LTIP   Compen-
Principal         Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year   ($)      ($)    ($)      ($)        (#)       ($)     ($)
----------  ----  -------  -----  ------   --------  -------  -------   ------

Michael Wexler
President & 1998 $251,300     0       0          0         0         0      0
Director(1) 1999 $119,680     0       0          0         0         0      0
-------------------------

(1) Mr. Wexler was not paid a salary by the Company during the fiscal years ended December 31, 1998 and 1999. However, Mr. Wexler is the principal shareholder, officer and director of Suncrest Management Services, S.A., which has an agreement with the Company to provide management services. See "Part III,
Item 9, Directors, Executive Officers, Promoters and Control Persons" above, and "Part III, Item 12, Certain Relationships and Related Transactions" below, for a detailed description of the obligations of the Company to Suncrest pursuant to the aforesaid management agreement. There are no other employment or management agreements between the Company and any other person or entity. Mr. Wexler resigned his positions as President, Chief Executive Officer and a director of the Company in April 2000.

     The Company has established a policy whereby the officers and directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. This policy was adopted subsequent to the Naidger transaction described above and other than as disclosed above herein, there was no reimbursement of expenses to management during the fiscal year ended December 31, 1999.

STOCK PLANS

     In July, 1999, the Company's Board of Directors adopted a stock option plan, reserving up to 2,000,000 shares of common stock for issuance thereunder. The Company's Board of Directors has granted options to the following persons and/or entities, at exercise prices as indicated:

                           # of Shares                Exercise
       Name              Subject to Option         Price per Share
       ----              -----------------         ---------------

Michael Wexler                850,000                   $0.30
Mark Scibor-Rylski            850,000                    0.30
Zbigniew Sieszychi            100,000                    0.30
Slawonir Kaski                 15,000                    0.30
Skwomir Lukasinski             15,000                    0.30

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

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
 -----           --------              ---------          -----

Common       Stephen A. Rosenburgh(2)     200,000           *
             917 Blowing Rock Rd.
             Boone, NC 28607

Common       Suncrest Management        1,323,865(3)       8.8%
                 Services SA
             101-2481 Kaladar Ave.
             Ottawa, Ontario
             Canada K1V 8B9

Common       Dr. Mark Scibor-Rylski(2)  1,140,021(3)       7.6%
             12 Barklay Road
             Fulham, London
             England SW6 1EH

Common       Optimum Capital            1,125,000          7.5%
                  Overseas Ltd.
             42 Liphook Road
             Shottermill, Haslemere,
             Surrey G727 1PA

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
 -----           --------              ---------          -----

Common       Trafalgar Investments Ltd. 1,125,000          7.5%
             89 Craig Henry Drive
             Nepean, Ontario K2G 3S8

Common       All Officers and
             Directors as a Group

             (2 persons)                1,340,021(3)       8.9%

-----------------
* Less than 1%.

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

(3) Includes 850,000 shares of the Company's common stock underlying options granted to Messrs. Scibor-Rylski and Wexler. Mr. Wexler is the principal shareholder and an officer and director of Suncrest Management.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company is party to a service agreement with Suncrest Management Services S.A. ("Suncrest"), a company incorporated in Nevis, West Indies. Pursuant to the agreement, Suncrest provides a variety of management and consulting services for a five year period ending April 30, 2002. In consideration therefor and during the fiscal year ended December 31, 1999, the Company paid service fees of $119,680 and $251,300, plus expenses of $78,691 and $127,283 for the years ended December 31, 1999 and 1998, respectively. These fees are payable in advance on the first day of each month. During each subsequent year, the monthly service fee is increased by 10% over the previous year. Suncrest also is entitled to receive an annual bonus equal to the greater of 5% of net profits or 3% of gross sales, provided that an approved annual budget is met or exceeded. Otherwise, a bonus is only paid at the discretion of the Company. Mr. Wexler, a former officer and director, also currently holds similar positions with Suncrest.

     In 1998, the Company entered into an agreement with Dr. Scibor-Rylski, an officer, director and shareholder, whereby he is to provide the Company with consulting services in connection with planned acquisitions. The agreement is effective through June 30, 2001, and will remain in force on a month-to-month basis thereafter for a period of 12 months. Such agreement may be terminated by the Company upon six months notice. Compensation for such services totalled $72,000 and $30,000 for the years ended December 31, 1999 and 1998, respectively. The agreement provides that compensation of $88,200 is to be paid during the fiscal year ending December 31, 2000.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      --------

      2.0 Agreement between the Company and Naidger Power Systems, Inc.**

      3.1 Certificate and Articles of Incorporation*

      3.3 Amendment to Articles of Incorporation***

      3.4 Amendment to Articles of Incorporation***

      3.2 Bylaws*

      27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated November 23, 1998, and incorporated herein by reference.

*** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB for the fiscal year ended December 31, 1998 and are incorporated herein by reference.

(b) Reports on Form 8-K - None
    -------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2000.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)


                                        By:s/ Stephen A. Rosenburgh
                                           --------------------------------
                                           Stephen A. Rosenburgh, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2000.

                                         s\ Stephen A. Rosenburgh
                                         -----------------------------------
                                         Stephen A. Rosenburgh, Director

                                         s\ Dr. Mark Scibor-Rylski
                                         -----------------------------------
                                         Dr. Mark Scibor-Rylski, Director

                          NPS INTERNATIONAL CORPORATION

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBITS                                                   Page No.

2.0   Plan of Reorganization between the Company
      and Naidger Power Systems, Inc.                        **

3.1   Certificate and Articles of Incorporation              *

3.2   Bylaws                                                 *

3.3   Amendment to Articles of Incorporation                 ***

3.4   Amendment to Articles of Incorporation                 ***

27    Financial Data Schedule                                 46

---------------
* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated November 23, 1998 and incorporated herein by reference.

*** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.