Form 10QSB
period 2000-03-31
NPS INTERNATIONAL CORP
filed 2000-06-30
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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
---     ---

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000 was 13,386,411 common shares.

                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                                    CONTENTS

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Condensed Consolidated Balance Sheet as of
         March 31, 2000 (unaudited) and December 31, 1999.                3

         Condensed Consolidated Statements of Operations
         for the three-month periods ended March 31, 2000
         and 1999 (unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows
         for the three-month periods ended March 31, 2000
         and 1999 (unaudited)                                             5

         Notes to Condensed Consolidated Financial
         Statements (unaudited)                                          6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-11

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                12

         Signatures                                                      13



                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           (Unaudited)
                                             March 31,         December 31,
                                              2000                 1999
                                          ------------         -----------
Current assets:
   Cash                                   $     85,016         $   134,330
   Accounts receivable                         260,445             144,180
   Prepaid expenses                             23,809              17,461
   Inventories                                 322,537             200,855
   Due from affiliate                            6,394               6,400
                                          ------------         -----------

          Total current assets                 698,201             503,226
                                          ------------         -----------

Property and equipment, net                    133,624             147,048
                                          ------------         -----------

Other assets:
   Goodwill, net                               349,054             357,129
   Deferred charges and other                  429,730             322,282
                                          ------------         -----------

                                               778,784             679,411
                                          ------------         -----------

                                          $  1,610,609         $ 1,329,685
                                          ============         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt
     from business combination            $    228,990         $   228,990
   Note payable                                 21,218                   -
   Accounts payable and accrued expenses       708,635             561,357
   Accrued taxes                                62,704              58,955
   Loan payable                                      -             152,000
   Notes payable - stockholder                  70,000              70,092
   Convertible debt                            175,000             175,000
   Payable under service agreement              25,268             179,393
                                          ------------         -----------

          Total current liabilities          1,291,815           1,425,787
                                          ------------         -----------

Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      13,386,411 shares outstanding in 2000
      10,626,411 shares outstanding in 1999      1,339               1,063
   Additional paid-in capital                1,232,252             680,528
   Accumulated deficit                        (881,625)           (757,530)
   Accumulated other comprehensive loss        (33,172)            (20,163)
                                          ------------         -----------

                                               318,794             (96,102)
                                          ------------         -----------

                                          $  1,610,609         $ 1,329,685
                                          ============         ===========




                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)
                                                   Three-month periods ended
                                                           March 31,
                                                 -----------------------------
                                                     2000               1999
                                                 ----------         ----------
Revenues                                         $  641,351         $  628,188

Direct costs                                        555,415            516,429
                                                 ----------         ----------

Gross profit                                         85,936            111,759
                                                 ----------         ----------

Operating expenses (income):
   Selling and administrative                       179,458            321,274
   Amortization                                       8,075             10,435
   Interest expense                                  20,228             18,400
   Interest income                                   (4,256)            (3,540)
   Gain on sale of assets                            (1,127)                 -
   Foreign taxes                                      7,653             10,115
                                                 ----------         ----------

                                                    210,031            356,684
                                                 ----------         ----------

Loss from continuing operations                    (124,095)          (244,925)
                                                 ----------         ----------

Discontinued operations:
   Income from divested operations                        -              6,650
   Gain on disposal of divested operations                -             26,487
                                                 ----------         ----------

                                                          -             33,137
                                                 ----------         ----------

Net loss                                         $ (124,095)        $ (211,788)
                                                 ==========         ==========

Per share data:
   Continuing operations                         $    (0.01)        $    (0.02)
   Discontinued operations                             0.00               0.00
                                                 ----------         ----------

                                                 $    (0.01)        $    (0.02)
                                                 ==========         ==========

Weighted average shares outstanding              10,626,411         10,448,894
                                                 ==========         ==========







                                        4





                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                       Three-month periods ended
                                                               March 31,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------
Cash flows from operating activities:

   Net loss                                             $(124,095)    $(211,788)
                                                        ---------     ---------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                     21,499        33,224
         Non-cash expenses of divested operations               -           453
         Obligations satisfied through issuance
            of common stock                               430,515       141,000
         Gain on sale of divested operations                    -       (26,487)
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable   (116,265)      (33,829)
            (Increase) decrease in prepaid expenses        (6,348)      (12,815)
            (Increase) decrease in inventory             (121,682)      (13,064)
            Increase (decrease) in accounts payable
                and accrued expenses                     (125,265)       91,661
            Increase (decrease) in accrued taxes            3,749       (32,806)
             Increase (decrease) in payable under
                service agreement                        (154,125)            -
                                                        ---------     ---------

                  Total adjustments                       (67,922)      147,337
                                                        ---------     ---------

         Net cash used in operating activities           (192,017)      (64,451)
                                                        ---------     ---------

Cash flows from investing activities:

   Capital expenditures                                         -       (46,024)
   Goodwill and deferred charges                                -       (28,525)
   Loans to affiliate                                           -        (5,000)
   Proceeds from note receivable of divested segment            -        30,000
                                                        ---------     ---------

         Net cash used in investing activities                  -       (49,549)
                                                        ---------     ---------

Cash flows from financing activities:

   Loans from affiliate                                   121,485        65,500
   Loans from stockholder                                       -        10,000
   Proceeds from note payable                              21,218             -
                                                        ---------     ---------

         Net cash provided by financing activities        142,703        75,500
                                                        ---------     ---------

         Net decrease in cash                             (49,314)      (38,500)

         Cash balance at beginning of period              134,330       217,535
                                                        ---------     ---------

         Cash balance at end of period                  $  85,016     $ 179,035
                                                        =========     =========

                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

         These statements should be read in conjunction with the financial statements of NPS International Corporation formerly (National Industry Security Corporation) and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       Divested operations

         Effective March 31, 1999, the Company disposed of its security division which conducted business under the name of National Industrial Security Corporation ("NISCO"). The results of NISCO have been reported separately as a divestiture in the consolidated statements of operations.

         Assets and liabilities of NISCO which were divested consisted of the following:

              Accounts receivable                                 $  78,625
              Other current assets                                   10,955
              Intangible assets, net                                  7,643
              Accounts payable and accrued expenses                 (48,710)
                                                                  ---------

              Net assets of divested segment                      $  48,513
                                                                  =========

         The operations of NISCO were acquired in a business combination on November 7, 1998, and were included in the Company's 1998 consolidated statement of operations for the period from the date of acquisition through December 31, 1998.

         The following table summarizes selected financial data of the Company's divested operations:

                                                              November 7, 1998
                                                           (date of acquisition)
                                      Three-months ended          through
                                        March 31, 1999       December 31, 1998
                                      ------------------     -----------------

         Revenues                          $166,104               $120,206
         Expenses                           159,455                116,932
                                           --------               --------

         Income from divested
            operations                     $  6,649               $  3,274
                                           ========               ========

         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $6,394 at March 31, 2000.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited financial statements for the three-month period ended March 31, 2000, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

OVERVIEW

In November 1998, the Company acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in the Company's principal business, from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. As a result, management is presenting the following discussion as if the Company had acquired and operated the aforesaid businesses for the previous two-year periods, in order to provide a better analysis of the Company's current and prior results of operations.

The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three- month periods ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2000 and 1999

During the three-month period ended March 31, 2000, the Company's revenues increased, as it generated revenues of $641,351, compared to revenues of $628,188 for the similar period in 1999, an increase of $13,163 (2%). This increase in revenues was attributable to a 5% increase in revenues as reported in zlotys (the local currency in Poland), and a decrease of 3% resulting from a change in the exchange rate from 4.0 zlotys per dollar at March 31, 1999 to 4.1 zlotys per dollar at March 31, 2000. In the three-month period ended March 31, 2000, costs of sales increased 8%, to $555,415, compared to $516,429 for the similar period in 1999, an increase of $38,986. This was due primarily to an 11% increase in costs of sales as reported in zlotys, and a decrease of 3% resulting from the change in the exchange rate. Operating expenses were $210,031 for the three months ended March 31, 2000, compared to $356,684 for the similar period in 1999, a decrease of $146,653 (41%). This decrease came about due primarily to decreases in selling and administrative expenses. Significant decreases include public relations, which was $0 and $94,241 at March 31, 2000 and 1999, respectively, and professional fees, which was $31,195 and $82,061 at March 31, 2000 and 1999, respectively. As a result, the Company incurred a net loss of ($124,095) during the three month period ended March 31, 2000, as compared to a n et loss of ($244,925) for the similar period in 1999.

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

On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of Metrix Tools, LLC ("MTL") and Metrix Metal, LLC ("MML") in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payments which were due in 1999, during the negotiations to acquire Metrix, S.A., as more fully described in Part I, Item I, above. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The balance due on these notes as of December 31, 1999 was $228,990.

The Company has $70,000 of notes payable to a stockholder. The notes arose from advances made by the stockholder to the Company. The notes bear interest at prime plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt.

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

TRENDS

The Company is primarily focused on the development and expansion of (i) infrastructure manufacturing and (ii) the acquisition and growth of proprietary flow measurement and control devices in the gas and electricity meter sectors (utility metering). With particular reference to (i), and with the understanding that no assurances can be provided, the Company is forecasting double-digit growth in both its tool making and metal fabrication operations as an increasing number of domestic concerns outsource their infrastructure manufacturing requirements to reduce internal costs. In addition, management believes that multinationals recognize that Poland offers large pools of skilled labor and lower production costs relative to their domestic marketplace. The outsourcing by western firms of the Company's infrastructure manufacturing units continues to show strength, with planned revenue growth from internal operations exceeding 10-15% commencing in fiscal 2000.

The Company's entry into the proprietary gas and electricity metering business is scheduled for the fiscal 2000, presuming that the proposed acquisitions of PAFAL SA and METRIX SA, both major suppliers of metering devices to the utility sector in POLAND, are successfully consummated, of which there can be no assurance. PAFAL is a manufacturer of electricity meters with an annual turnover of $35,000,000 and a 83% market share, while METRIX is a producer of gas meters with an annual turnover of $15,000,000 and a 40% share of domestic meters and a 100% share of the industrial market.

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

While domestic gas meter sales in POLAND have remained stable over the past year, METRIX SA has recently completed the development cycle for a new generation of plastic injection molded meters which will eventually replace its G4 series of domestic meters. The new meters are smaller in size and less costly than existing metal-framed meters and are well-suited for growth in the domestic market, not only in Poland, but in numerous international markets. Management also sees growth in the gas meter business as a result of (1) recent substantial price increases in Poland in alternate energy sources; (2) a reduction in the mandatory inspection period from 30 to 15 years; (3) a trend to individual metered premises; (4) the growth in residential construction; (5) substantial refurbishment and/or new construction of industrial sites; and (6) export markets encouraged by a growing requirement in international markets to monitor costs and increase gas revenues.

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three-month period ended March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)      Exhibits

                  EX-27    Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)

                                        Dated:  June 29, 2000
                                              ------------------


                                        By: s/Stephen A. Rosenburgh
                                           ---------------------------------
                                           Stephen A. Rosenburgh, President

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27    Financial Data Schedule............................................15