Form 10QSB
period 2000-06-30
NPS INTERNATIONAL CORP
filed 2000-08-21
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under

                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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
Yes  X   No
    ----    ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 18, 2000 was 14,086,411 common shares.

                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 (unaudited) and December 31, 1999                  3

         Condensed Consolidated Statements of Operations
         for the three-month and six-month periods ended
         June 30, 2000 and 1999 (unaudited)                               4

         Condensed Consolidated Statements of Cash Flows
         for the six-month periods ended June 30, 2000 and 1999
         (unaudited)                                                      5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8-11

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                12

         Signatures                                                      13


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  (Unaudited)
                                                    June 30,       December 31,
                                                      2000             1999
                                                --------------     ------------
Current assets:
   Cash                                         $       87,636     $    134,330
   Accounts receivable                                 230,438          144,180
   Prepaid expenses                                     12,798           17,461
   Inventories                                         243,416          200,855
   Due from affiliate                                    6,394            6,400
                                                --------------     ------------

          Total current assets                         580,682          503,226
                                                --------------     ------------

Property and equipment, net                            101,982          147,048
                                                --------------     ------------

Other assets:
   Goodwill, net                                       340,978          357,129
   Deferred charges and other                          428,570          322,282
                                                --------------     ------------

                                                       769,548          679,411
                                                --------------     ------------

                                                $    1,452,212     $  1,329,685
                                                ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt from
      business combination                      $      228,990     $    228,990
   Note payable                                         20,302                -
   Accounts payable and accrued expenses               708,947          561,357
   Accrued taxes                                        67,549           58,955
   Loan payable                                              -          152,000
   Notes payable - stockholder                          70,000           70,092
   Convertible debt                                    175,000          175,000
   Payable under service agreement                      76,647          179,393
                                                --------------    -------------

          Total current liabilities                  1,347,435        1,425,787
                                                --------------    -------------

Stockholders' equity:
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      13,736,411 shares outstanding in 2000
      10,566,403 shares outstanding in 1999              1,374            1,063
   Additional paid-in capital                        1,319,717          680,528
   Accumulated deficit                              (1,163,425)        (757,530)
   Accumulated other comprehensive loss                (52,889)         (20,163)
                                                --------------    -------------

                                                       104,777          (96,102)
                                                --------------    -------------

                                                $    1,452,212    $   1,329,685
                                                ==============    =============

                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)              (Unaudited)
                                             Six-month period ended   Three-month period ended
                                                    June 30,                  June 30,
                                             ----------------------   -----------------------
                                                2000        1999         2000         1999
                                             ----------  ----------   ----------   ----------
Revenues                                     $1,194,480  $1,361,036   $  553,129   $  732,848

Direct costs                                  1,061,398   1,116,870      505,983      600,441
                                             ----------  ----------   ----------   ----------

Gross profit                                    133,082     244,166       47,146      132,407
                                             ----------  ----------   ----------   ----------

Operating expenses (income):
   Selling and administrative                   474,210     524,703      294,754      203,429
   Amortization                                  16,151      20,869        8,076       10,434
   Interest expense                              41,019      34,839       20,791       16,439
   Interest income                               (6,071)     (6,908)      (1,815)      (3,368)
   Loss (gain) on sale of assets                   (139)          -          988            -
   Foreign taxes                                 13,807      23,544        6,154       13,429
                                             ----------  ----------   ----------   ----------

                                                538,977     597,047      328,948      240,363
                                             ----------  ----------   ----------   ----------

Loss from continuing operations                (405,895)   (352,881)    (281,802)    (107,956)
                                             ----------  ----------   ----------   ----------

Discontinued operations:
   Income from divested operations                    -       6,650            -            -
   Gain on disposal of divested operations            -      26,487            -            -
                                             ----------  ----------   ----------   ----------

                                                      -      33,137            -            -
                                             ----------  ----------   ----------   ----------

Net loss                                     $ (405,895) $ (319,744)  $ (281,802)  $ (107,956)
                                             ==========  ==========   ==========   ==========


(Loss) income per share:
   Continuing operations                          (0.03) $    (0.03)  $    (0.02)  $    (0.01)
   Discontinued operations                            -        0.00            -            -
                                             ----------  ----------   ----------   ----------

                                                  (0.03) $    (0.03)  $    (0.02)  $    (0.01)
                                             ==========  ==========   ==========   ==========

Weighted average shares outstanding          12,008,334  10,507,969   13,390,257   10,566,394
                                             ==========  ==========   ==========   ==========



                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                          Six-month period ended
                                                                 June 30,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
Cash flows from operating activities:
   Net loss                                               $(405,895)  $(319,744)
                                                          ---------   ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                       61,217      67,755
         Non-cash expenses of divested operations                 -         453
         Obligations satisfied through issuance of
            common stock                                    518,015     141,000
         Gain on sale of divested operations                      -     (26,487)
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable      (86,258)    (58,566)
            (Increase) decrease in prepaid expenses           4,663      (6,134)
            (Increase) decrease in inventory                (42,561)      6,990
            Increase (decrease) in accounts payable
               and accrued expenses                        (143,510)    269,147
            Increase (decrease) in accrued taxes              8,594     (20,808)
             Increase (decrease) in payable under
               service agreement                           (102,746)    (72,888)
                                                          ---------   ---------

                  Total adjustments                         217,414     300,462
                                                          ---------   ---------

         Net cash used in operating activities             (188,481)    (19,282)
                                                          ---------   ---------

Cash flows from investing activities:

   Capital expenditures                                           -     (83,808)
   Goodwill and deferred charges                                  -     (74,664)
   Loans to affiliate                                             -      (5,000)
   Proceeds from note receivable of divested segment              -      53,000
                                                          ---------   ---------

         Net cash used in investing activities                    -    (110,472)
                                                          ---------   ---------

Cash flows from financing activities:

   Loans from affiliate                                     121,485      93,000
   Principal payments on loan obligations                         -     (25,000)
   Loans from stockholder                                    20,302      10,000
                                                          ---------   ---------

         Net cash provided by financing activities          141,787      78,000
                                                          ---------   ---------

         Net decrease in cash                               (46,694)    (51,754)

         Cash balance at beginning of period                134,330     217,535
                                                          ---------   ---------

         Cash balance at end of period                    $  87,636   $ 165,781
                                                          =========   =========


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

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

         The following table summarizes selected financial data of the Company's divested operations:

                                                             November 7, 1998
                                                           (date of acquisition)
                                      Three months ended          through
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

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $6,394 at June 30, 2000.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited financial statements for the six-month period ended June 30, 2000, are attached hereto.

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

Subsequent to June 30, 2000, management did review the existing business plan of the Company and has decided to explore the possibility of revising the same. In this regard, subsequent to June 30, 2000, the Company added various new members of management. It is anticipated that the Company will change its business plan by disposing of its current assets by either selling or spinning off Polcorp. In addition, the Company currently plans to acquire certain Internet related assets. While current management has had discussions with various third parties relating to these prospective acquisitions, as of the date of this report no definitive arrangements to acquire such assets has been reached. The discussion below has been presented as if the Company will continue with its current course of business and does not contain any plan of operation of the new business direction due to the fact that such plan is still in the development stage and has not yet been finalized.

The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six-month periods ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS

    Comparison of Results of Operations for the Six-Month Periods Ended June 30, 2000 and 1999

During the six-month period ended June 30, 2000, the Company's revenues decreased, as it generated revenues of $1,194,480, compared to revenues of $1,361,036 for the similar period in 1999, a decrease of $166,556 (12%). This decrease in revenues was attributable to a 2% decrease in revenues as reported in zlotys (the local currency in Poland), and a decrease of 10% resulting from a change in the exchange rate from 4.1 zlotys per dollar at June 30, 1999 to 4.3 zlotys per dollar at June 30, 2000. In the six-month period ended June 30, 2000, costs of sales decreased 5%, to $1,061,398, compared to $1,116,870 for the similar period in 1999, a decrease of $55,472. This was due primarily to a 6% increase in costs of sales as reported in zlotys, and a decrease of 11% resulting from the change in the exchange rate. Operating expenses were $538,977 for the six months ended June 30, 2000, compared to $597,048 for the similar period in 1999, a decrease of $58,071 (10%). This decrease came about due primarily to decreases in selling and administrative expenses. Such decrease was principally due to decreases in professional fees in comparison to the same period for the previous year.

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

On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of Metrix Tools, LLC ("MTL") and Metrix Metal, LLC ("MML") in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payments which were due in 1999 and 2000, during the negotiations to acquire Metrix, S.A., as more fully described in Part I, Item I, above. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The balance due on these notes as of June 30, 2000 was $228,990.

The Company has $70,000 of notes payable to a stockholder. The notes arose from advances made by the stockholder to the Company. The notes bear interest at prime plus 5.25% to 6.0% and are due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but are subordinated to other secured debt. The Company is in the process of re-negotiating payment terms for the notes.

Assuming that the Company's current operations continue as existing, Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, it is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions during the fiscal year ending December 31, 2000. However, as of the date of this report, no definitive agreement has been reached between the Company and any funding source and none is expected in the foreseeable future. Failure of the Company to obtain additional capital in the future will have a negative impact on management's ability to continue its efforts to expand the Company's business and generate profits from existing operations.

TRENDS

As of the date of this report, the Company is primarily focused on the development and expansion of (i) infrastructure manufacturing and (ii) the acquisition and growth of proprietary flow measurement and control devices in the gas and electricity meter sectors (utility metering). With particular reference to (i), and with the understanding that no assurances can be provided, the Company is forecasting double-digit growth in both its tool making and metal fabrication operations as an increasing number of domestic concerns outsource their infrastructure manufacturing requirements to reduce internal costs. In addition, management believes that multinationals recognize that Poland offers large pools of skilled labor and lower production costs relative to their domestic marketplace. The outsourcing by western firms of the Company's infrastructure manufacturing units continues to show strength, with planned revenue growth from internal operations exceeding 10-15% commencing in fiscal 2000.

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

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the six-month period ended June 30, 2000.

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

                                            NPS INTERNATIONAL CORPORATION
                                            (Registrant)

                                            Dated: August 21, 2000

                                            By:  s/Henry Val
                                               ---------------------------------
                                               Henry Val, President

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule....................................14