Form 10QSB
period 2000-09-30
NPS INTERNATIONAL CORP
filed 2000-11-20
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

                               4400 US Highway 9.
                                 Freehold, N.J.
                                 --------------
                    (Address of principal executive offices)

                                812 Proctor Ave.
                             Ogdensburg, N.Y. 13669
                             ----------------------
          (Former name or former address, if changed since last report)

                                      07728
                                      -----
                                   (Zip Code)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 7, 2000 was 17,236,411 common shares.

                          NPS INTERNATIONAL CORPORATION

                                AND SUBSIDIARIES

                                    CONTENTS

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Condensed Consolidated Balance Sheets as of

         September 30, 2000 (unaudited) and December 31, 1999             3

         Condensed Consolidated Statements of Operations for
         the three-month and nine-month periods ended
         September 30, 2000 and 1999 (unaudited)                          4

         Condensed Consolidated Statements of Cash Flows
         for the nine-month periods ended September 30, 2000
         and 1999 (unaudited)                                             5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                     6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-15

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                15

         Signatures                                                      16


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                (Unaudited)
                                                               September 30,  December 31,
                                                                   2000           1999
                                                               ------------    ----------
Current assets:
   Cash                                                        $     57,708    $  134,330
   Accounts receivable                                              236,297       144,180
   Prepaid expenses                                                   6,053        17,461
   Inventories                                                      151,751       200,855
   Due from affiliate                                                 6,394         6,400
                                                               ------------    ----------

          Total current assets                                      458,203       503,226
                                                               ------------    ----------

Property and equipment, net                                          86,154       147,048
                                                               ------------    ----------

Other assets:
   Goodwill, net                                                    332,902       357,129
   Deferred charges and other                                       428,570       322,282
                                                               ------------    ----------

                                                                    761,472       679,411
                                                               ------------    ----------

                                                               $  1,305,829    $1,329,685
                                                               ============    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt from business combination $    228,990    $  228,990
   Note payable                                                      21,810             -
   Accounts payable and accrued expenses                            708,341       561,357
   Accrued taxes                                                     45,099        58,955
   Loan payable                                                           -       152,000
   Notes payable - stockholder                                       70,000        70,092
   Convertible debt                                                 175,000       175,000
   Payable under service agreement                                   84,639       179,393
                                                               ------------    ----------

          Total current liabilities                               1,333,879     1,425,787
                                                               ------------    ----------

Stockholders' equity (deficit):
   Common stock, $.0001 par value,
      50,000,000 shares authorized;
      13,736,411 shares outstanding in 2000
      10,566,403 shares outstanding in 1999                           1,374         1,063
   Additional paid-in capital                                     1,319,717       680,528
   Accumulated deficit                                           (1,325,150)     (757,530)
   Accumulated other comprehensive loss                             (23,991)      (20,163)
                                                               ------------    ----------

                                                                    (28,050)      (96,102)
                                                               ------------    ----------

                                                               $  1,305,829    $1,329,685
                                                               ============    ==========


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)                (Unaudited)
                                              Nine-month period ended    Three-month period ended
                                                   September 30,             September 30,
                                              -----------------------    ------------------------
                                                 2000        1999            2000         1999
                                              ----------  -----------    -----------  ------------
Revenues                                      $1,667,908  $ 1,882,124    $   473,428  $    521,088

Direct costs                                   1,521,179    1,545,774        459,781       428,904
                                              ----------  -----------    -----------  ------------

Gross profit                                     146,729      336,350         13,647        92,184
                                              ----------  -----------    -----------  ------------

Operating expenses (income):
   Selling and administrative                    630,350      738,815        156,140       214,112
   Amortization                                   24,226       31,303          8,075        10,434
   Interest expense                               59,141       47,507         18,122        12,668
   Interest income                                (8,457)      (9,524)        (2,386)       (2,616)
   Loss (gain) on sale of assets                    (144)      (1,587)            (5)       (1,587)
   Foreign taxes                                   9,233       26,747         (4,574)        3,203
                                              ----------  -----------    -----------  ------------

                                                 714,349      833,261        175,372       236,214
                                              ----------  -----------    -----------  ------------

Loss from continuing operations                 (567,620)    (496,911)      (161,725)     (144,030)
                                              ----------  -----------    -----------  ------------

Discontinued operations:
   Income from divested operations                     -        6,650              -             -
   Gain on disposal of divested operations             -       26,487              -             -
                                              ----------  -----------    -----------  ------------

                                                       -       33,137              -             -
                                              ----------  -----------    -----------  ------------

Net loss                                      $ (567,620) $  (463,774)   $  (161,725) $   (144,030)
                                              ==========  ===========    ===========  ============


(Loss) income per share:
   Continuing operations                      $    (0.04) $     (0.04)   $     (0.01) $      (0.01)
   Discontinued operations                             -            -              -             -
                                              ----------  -----------    -----------  ------------

                                              $    (0.04) $     (0.04)   $     (0.01) $      (0.01)
                                              ==========  ===========    ===========  ============

Weighted average shares outstanding           12,577,214   10,527,658     13,736,411    10,566,394
                                              ==========  ===========    ===========  ============




                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)
                                                                                Nine-month period ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2000         1999
                                                                                -----------  -----------
Cash flows from operating activities:
   Net loss                                                                     $  (567,620) $  (463,774)
                                                                                -----------  -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               85,121      102,013
         Non-cash expenses of divested operations                                         -          453
         Obligations satisfied through issuance of common stock                     518,015      141,000
         Gain on sale of assets                                                           -       (1,587)
         Gain on sale of divested operations                                              -      (26,487)
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                              (92,117)     (35,990)
            (Increase) decrease in prepaid expenses                                  11,408       (1,229)
            (Increase) decrease in inventory                                         49,104      (31,074)
            Increase (decrease) in accounts payable and accrued expenses           (115,218)     208,022
            Increase (decrease) in accrued taxes                                    (13,856)     (33,976)
            Increase (decrease) in payable under service agreement                  (94,754)     (72,888)
                                                                                -----------  -----------

                  Total adjustments                                                 347,703      248,257
                                                                                -----------  -----------

         Net cash used in operating activities                                     (219,917)    (215,517)
                                                                                 ----------  -----------

Cash flows from investing activities:
   Capital expenditures                                                                   -     (108,221)
   Proceeds from sale of assets                                                           -        1,587
   Loans to affiliate                                                                     -       (5,000)
   Proceeds from note receivable of divested segment                                      -       53,000
                                                                                -----------  -----------

         Net cash used in investing activities                                            -      (58,634)
                                                                                -----------  -----------

Cash flows from financing activities:
   Loans from affiliate                                                             121,485      145,000
   Principal payments on loan obligations                                                 -      (50,000)
   Proceeds from loans                                                                    -      145,000
   Proceeds from note payable                                                        21,810            -
                                                                                -----------  -----------

         Net cash provided by financing activities                                  143,295      240,000
                                                                                -----------  -----------

         Net decrease in cash                                                       (76,622)     (34,151)

         Cash balance at beginning of period                                        134,330      217,535
                                                                                -----------  -----------

         Cash balance at end of period                                          $    57,708  $   183,384
                                                                                ===========  ===========


                          NPS INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

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

         The following table summarizes selected financial data of the Company's divested operations:
                                                              November 7, 1998
                                                           (date of acquisition)
                                        Three months ended        through
                                          March 31, 1999      December 31, 1998
                                        ------------------   ------------------

         Revenues                            $166,104             $120,206
         Expenses                             159,454              116,932
                                             --------             --------

         Income from divested operations     $  6,650             $  3,274
                                             ========             ========

         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

         Under the terms of the agreement, the Company sold the assets of NISCO for a $75,000 note, thereby realizing a gain on divestiture of $26,487. The note bears interest at the rate of 8% per annum. The balance of the note was $6,394 at September 30, 2000.

3.       Subsequent event

         Effective October 17, 2000, the Company acquired certain assets from MaxPlanet Corp., a Delaware publicly held corporation ("MPC") in exchange for issuance of 3.5 million shares of the Company's common stock in favor of MPC, which shares were valued at $123,000. The assets acquired include the rights to three (3) domain names, including "oneclass.com," "1class.com" and "telephonebook.net" along with related business plans, servers, database and software previously developed by MPC.

         The relevant agreement was executed in August 2000; however, the agreement provides that the effective date of the agreement would not be until such time as the assets had been fully delivered to the Company. Final delivery of the relevant URL's and platforms was completed on October 17, 2000.

         In addition, the Company has also agreed to lease its corporate office from MPC and use the services of MPC's Internet development and production facility in Miami, Florida in order to generate users and customers to products and services to be offered by the Company. This agreement requires the Company to pay $5,000 per month to MPC until September 2001, which term will automatically renew for successive one year terms until written notice of termination is provided. The Company has also agreed, among other things, to pay MPC a minimum quarterly fee of 100,000 shares of the Company's common stock for supporting the Company's growth.

         As a result of this acquisition, the principal business plan of the Company has changed. The Company now intends to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. The Company also intends to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited financial statements for the three-month and nine-month periods ended September 30, 2000, are attached hereto.

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

During the quarter ended September 30, 2000, management reviewed and revised the existing business plan of the Company. In this regard, subsequent to September 30, 2000, the Company added various new members of management. During October 2000, the Company acquired certain assets in exchange for 3.5 million shares of the Company's common stock. The assets acquired include the rights to three Internet domain names, along with related business plans, servers, database and software.

As a result of this acquisition, the principal business plan of the Company has changed. The Company now intends to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. The Company also intends to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations.

Due to the change in the business plan, management is exploring its options with regard to its manufacturing operations in Poland. Such options may include the sale or spin-off of Polcorp.

The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine-month periods ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine-Month Periods Ended September 30, 2000 and 1999

During the nine-month period ended September 30, 2000, the Company's revenues decreased, as it generated revenues of $1,667,908, compared to revenues of $1,882,124 for the similar period in 1999, a decrease of $214,216 (11%). This decrease in revenues was attributable to a 2% decrease in revenues as reported in zlotys (the local currency in Poland), and a decrease of 9% resulting from a change in the exchange rate from 4.1 zlotys per dollar at September 30, 1999 to
4.5 zlotys per dollar at September 30, 2000. In the nine-month period ended September 30, 2000, costs of sales decreased 2%, to $1,521,179, compared to $1,545,774 for the similar period in 1999, a decrease of $24,595. This was due primarily to a 8% increase in costs of sales as reported in zlotys, and a decrease of 10% resulting from the change in the exchange rate. Operating expenses were $714,349 for the nine months ended September 30, 2000, compared to $833,261 for the similar period in 1999, a decrease of $118,912 (14%). This decrease came about due primarily to decreases in selling and administrative expenses. Such decrease was principally due to decreases in professional fees in comparison to the same period for the previous year.

PLAN OF OPERATION

The Company intends to develop a multiple-brand strategy of products and services that appeal to complementary and diverse groups of members or users of the Internet. The Company intends to also develop a multiple-revenue stream strategy designed to broaden the sources of revenues from its properties and services beyond subscription revenues to include revenues from sources such as advertising, commerce, licensing fees and transaction fees. The Company intends to augment its online services with branded properties that add features or content across multiple services or platforms. Management believes that following these strategies should enable the Company to operate its business and improve its services and products in a cost-effective manner by utilizing a shared infrastructure performing core functions.

The Company's service intends to provide subscribers with a global, interactive community offering a wide variety of content, features and tools. The Company's service intends to also include simple access to the Internet with search functionality through the Company's WebFind. The range of content, features and tools offered on the Company's service isexpected to include the following:

     -   Internet Access.
     -   Electronic mail services.
     -   Public bulletin boards.
     -   The Buddy List feature.
     -   Instant Messenger service.
     -   An online community center.
     -   Public or  private  "meeting  rooms" and  interactive  "chat"  rooms.
     -   Guest interviews and live "auditorium" events.

Content on the Company's service will be organized into channels, allowing members to navigate the service easily to find areas of interest. Each of the following twenty three channels offers informational content, commerce and community opportunities:

     -   The Company Today
     -   News
     -   Sports
     -   Influence
     -   Travel
     -   International
     -   Personal Finance
     -   Work Place
     -   Computing
     -   Research & Learn
     -   Entertainment
     -   Games
     -   Interests
     -   On-Line Auctions
     -   Lifestyles
     -   Shopping
     -   Health
     -   Families
     -   Kids Only
     -   Local
     -   B2B
     - B2B Yellow Pages (part of the Company's acquisition strategy of www.telephonebook.net from MaxPlanet, Corp.)
     -   Consumer Shopping Mall

Personalization and Control Features are expected to be implemented to allow members to personalize their experience on the Company's service through a number of features and tools, including:

     1.   A reminder service that sends e-mail in advance of important events.

     2.   Stock portfolios that automatically update market prices.

     3. Mail Controls, which allow members to limit who may send them e-mail and to block certain types of e-mail.

     4. Favorite Places, which allows members to mark particular Web sites or the Company areas.

     5. Portfolio Direct and News Profiles, which send stories of particular interest to members.

Company members are expected to be able to search the Internet and the Company's exclusive B2B content without leaving the Company's service. The service intends to also include "Company's Plus," a feature that should enable members to connect to the Company's service through high-speed broadband technologies, including DSL, cable, satellite and wireless and provide additional online content to members connecting through such broadband technologies.

The Company's content network is expected to also offer a network of local content and community guides in over 60 U.S. cities, including Atlanta, Boston, Chicago, Dallas, Denver, Detroit, Los Angeles, Minneapolis, Miami, Orlando, Philadelphia, San Diego, San Francisco and Washington, D.C. This local content will be developed to include original and third party news, sports, weather, a local guide service with directory and classified listings.

Advertising and Commerce

An important component of the Company's strategy is to develop its Interactive Online Services business in order to increase revenues from advertising and commerce sources and from the sale of merchandise. The Company intends to establish a wide variety of relationships with advertising and commerce partners to grow and diversify its non-subscription based B2B revenues and to provide subscribers on the Company's interactive B2B services with access to a broad selection of competitively priced, easy-to-order products and services. The Company intends to work to develop multiple revenue sources for its interactive properties and services, and to broaden the scope of those revenue sources beyond subscriptions and advertising fees to include revenues from additional sources, such as transaction fees and licensing fees. The Company will attempt to also expand the scope, range and types of businesses involved in advertising and commerce relationships. The Company intends to enter into advertising arrangements that encompass multiple brands within the Company's family of brands.

The Company expects to offer its advertising and commerce partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas or Web pages for designated time periods. As merchants recognize the value in reaching the Company's large, growing and active subscriber base and users of its Web-based properties, the Company should be able to earn additional revenues by offering selected merchants exclusive rights to market particular goods or services within one or more of the Company's online services and properties. In those transactions, the Company intends to provide its commerce partners certain marketing and promotional opportunities and, in return, receive cash payments, the opportunity for revenue sharing, cross-promotions and competitive pricing and online conveniences for subscribers. Certain of the transactions with partners also include an equity component for the Company.

The advertising and commerce partnerships will also provide the users of the Company's interactive services and properties with access to a diverse selection of consumer products and services. The Company intends to also obtain revenues from the sale of merchandise by offering for sale to subscribers on its interactive services a number of computer and Internet online goods and services, including hardware and software products and books and Company logo merchandise. Merchandise will be promoted principally by means of promotional "pop-up" screens and the Company intends to have its merchandise available in online stores included in various channel stores and in specialized seasonal or other targeted shops.

B2B&E-Commerce

The Company intends to create its own "OneClass (B2B) Mall" encouraging users to participate in Business-to-Business (B2B) and Business to Consumer (B2C) transactions. Jupiter Research reports that US B2B e-commerce is expected to grow very rapidly over the next five years -- from $336 billion in 2000 to $6.3 trillion in 2005. Online B2B activity currently represents 3% of the B2B market, but is expected to represent 42% by 2005. Dominating B2B e-commerce during this period will supply chain trade.

In its report, US Business-to-Business Trade Projections, Jupiter highlights five industries that are expected to conduct more than half buying and selling online by 2004. The industries are: (i) aerospace and defense; (ii) chemicals; (iii) computer and telecommunications equipment; (iv) electronics; and (v) motor vehicle and parts. Computer and telecommunications equipment is expected to lead with $1 trillion online sales by 2005. The other industries with sales over $500 billion will be food and beverage, motor vehicles and parts, industrial equipment and supplies, and construction and real estate.

B2B-AffiliateProgram

The Company's B2B affiliate program is expected to enable web sites listed on the Company's site to become "affiliate content sites," to drive e-commerce revenues with their content. The Company's B2B affiliates will be provided with an entire suite of unique services and advanced technologies to let them:

     1.   Drive e-commerce revenues to their sites.

     2.   Easily manage  thousands of merchant  partnerships.

     3.   Diversify and maximize their revenue  streams.

     4. Enable millions of businesses and consumers to point, click and purchase onto a site that they're interacting with for information, products, services and entertainment that interests them without leaving the Company's framework.

The Company's affiliate B2B program will be a sales distribution network that matches online merchants' products and services to online content at the consumer's point-of-interest, handling all aspects of the network for an unlimited number of online merchants and content providers. The Company intends to enter into an agreement with Commission Junction to have them audit e-commerce activity, manage all relationships and collect and pay commissions on sales generated, all at a cost that is lower than traditional online performance marketing or advertising programs.

Commission Junction provides a Web-based application services solution that tracks e-commerce activity in real-time and pays online content providers a single, aggregate check each month. Commission Junction pays online content sites when a customer takes a measurable action (request for information, subscription or purchase). By signing on with Commission Junction the Company will be working with an experienced team who will design, manage and monitor the performance of the program. However, while discussions between the Company and Commission Junction have taken place, there is no assurance that a formal agreement will be consummated.

Marketing

The Company's marketing efforts and activities in its Interactive Online Services business is expected to be conducted for its multiple brands through a common infrastructure. The marketing goals of the Company's Interactive Online Services business are to attract and retain members or users, as applicable, of the online services and properties and to develop and differentiate the Company's family of brands. To support member acquisition, the Company intends to market its products and services through a broad array of programs and strategies, including broadcast advertising campaigns, direct mail, magazine inserts and advertisements, co-marketing, bundling agreements and alternate media. The Company intends to also actively market its multiple brands through traditional campaigns (broadcast television, radio and print publications), and through more innovative means, such as through extensive online and offline cross-promotion and co-branding with a wide variety of interactive services partners.

The Company intends to utilize targeted or limited promotions and marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands. The Interactive Online Services business utilizes specialized retention programs designed to increase member and user loyalty and satisfaction. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, features and software programs; and online promotions of upcoming online events and new features. The Company intends to also provide a variety of support mechanisms such as online support and 24-hour telephone customer support services.

As an additional marketing tool and bonus to the Company's members, the Company intends to give away a $1,000.00 cash prize every week. Members collect entries into the Company sweepstakes giveaway for practically everything they do on the site from searching the Web and reading the news to checking emails and tracking stocks. The more the member uses the Company's site, the more entries they will collect and the greater their chances of winning. Participation in this sweepstakes will be free.

The Company Virtual ISP Direct Dial-Up Service

The Company's direct dial-up service will offer subscribers special pricing in addition to the features listed below:

     -   Internet Connectivity
     -   Comprehensive user guide
     -   Personalized home page
     -   Over 900 dial-up access numbers nationwide
     -   E-mail accounts
     -   Help desk manned 24/7 by toll free number
     -   Personal Web space
     - A global network comprised of more than 900 U.S local access points and approximately 1,500 international local access points in more than 150 countries.
     - High-speed dial access, all U.S. modems are v.90, 56 kbps and ISDN available in 900 U.S. cities, ensuring reliable, fast response times and quick access to the Internet around the clock.
     - Global roaming service is included enabling you to offer seamless connectivity from more than 150 countries.

     The Company intends to price its services to be competitive in the marketplace as follows:

     -   One time set-up fee per account                               $24.50
     -   Monthly fee per subscriber (150 hours of access)              $19.95
     -   Additional cost per hour over 150 hours                       $  .50

     Included in the Company's monthly subscription charge will be the following features:

     -   Free browser ("OneClass/1Class")
     -   E-mail (your name@1class.com) with 5 MB of storage
                      ---------------
     -   E-mail forwarding
     -   Full internet access
     -   Personal web space with 5 MB of storage

According to Cahners, In-Stat Group reports that the amount of revenue produced by ISPs in the US is expected to grow by 37% in 2000 -- from $23.7 billion in 1999 to $32.5 billion this year. The total number of ISPs should likewise increase by 36% from 5,775 in 1999 to 7,785 by the end of this year.

E-Mail Marketing

The Company intends to use the process of "member registration" and "data mining" to gather valuable user demographic data, enabling E-mail marketing to be significantly more efficient than nearly any other form of marketing.

According to marketer's Email Marketing Report, released in November 2000, total spending on e-mail marketing in 2000 will be almost $1.1 billion. This figure is expected to rise to over $4.5 billion by 2003. Email marketing includes ads, sponsorships, promotions, announcements and customer relationship management, and retention initiatives delivered via e-mail. Email advertising accounts for roughly 46% of total spending for e-mail marketing. Starting from $496 million in 2000, e-mail advertising spending is expected to reach over $2 billion in 2003.

In addition to advertising, e-mail marketing expenditures include outsourcing solution providers, management software, list hosting software or services, viral marketing vehicles (e.g., branded webmail), commerce services, tools and technologies, and spending related to customer relationship e-mail, (sometimes referred to as "retention e-mail"). eMarketer predicts the entire category will grow from $242 million at the end of 1999 to $2.4 billion by the end of 2003.

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

On June 26, 1998, Polcorp acquired all of the issued and outstanding shares of Metrix Tools, LLC ("MTL") and Metrix Metal, LLC ("MML") in exchange for notes payable in the amounts of 430,000 Polish zlotys ($122,717 US dollars) and 930,000 Polish zlotys ($265,411 US dollars), respectively. These notes provide for repayment in US Dollars based on the exchange rate at ING Bank S.A., Warsaw, Poland. The notes are payable in four (4) equal installments commencing 90 days after the date of the agreement. The balance of the installments were due 270, 450 and 630 days following the date of the agreement. Each installment includes interest at the rate of 8% annually increased by the inflation ratio in Poland. Failure to tender timely payment results in an interest charge of 20% annually. This debt is secured by the stock of MTL and MML. As of the date of this report, the Company has temporarily suspended the payments which were due in 1999 and 2000, during the negotiations to acquire Metrix, S.A., as more fully described in Part I, Item I, above. While the Company is technically in default of its obligations under the notes because it did not make the required payment, the Company has not received any notice of default. The balance due on these notes as of September 30, 2000 was $228,990.

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

Management recognizes the need for additional operating capital to continue the Company's existing manufacturing operations, to effect potential acquisitions in the manufacturing industry and to carry out the Company's new business plan, which may include acquisitions in a variety of industries. In response thereto, it is expected that the Company will continue to seek out additional equity or debt capital from individuals, venture capitalists and institutions. However, no definitive agreement has been reached between the Company and any funding source and there can be no assurance that the Company will be successful in this regard. Failure of the Company to obtain additional capital in the future will have a negative impact on management's ability to continue its efforts to expand the Company's business and to generate profits from existing operations or planned operations.

INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the nine-month period ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)      Exhibits

                  EX-27    Financial Data Schedule

         (b) Reports on Form 8-K - The Company did not file a report on Form 8-K during the three month period ended September 30, 2000. However, on November 1, 2000, the Company filed a report on Form 8-K advising of the closing of an asset purchase, as well as a change in control of the Company, which took place on or about October 17, 2000. The details of this report are summarized and outlined in "Part I, Item 2, Plan of Operation" above herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NPS INTERNATIONAL CORPORATION
                                        (Registrant)

                                        Dated: November 17, 2000

                                        By: Henry Val
                                           --------------------------
                                           Henry Val, President

                          NPS INTERNATIONAL CORPORATION

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................18