Form 10KSB
period 2000-12-31
NPS INTERNATIONAL CORP
filed 2001-05-25
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-25388

                          ONECLASS SYNERGY CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

           Delaware                                            86-0214815
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                                4400 US Highway 9
                              Freehold, N.J. 07728
                                 (732) 625-0770
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

Issuer's revenues for its most recent fiscal year: $0.00.
                          (Continued on Following Page)

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 24, 2001: $133,839.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 24, 2001, there were 17,236,411 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty Eight Pages.
                  Exhibit Index is located at Page Forty Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          ONECLASS SYNERGY CORPORATION

                                                                           PAGE
                                                                           ----

Facing Page
Index
PART I
Item 1.    Description of Business.................................          4
Item 2.    Description of Property.................................         13
Item 3.    Legal Proceedings.......................................         13
Item 4.    Submission of Matters to a Vote of
               Security Holders....................................         14

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.....................         14
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................         15
Item 7     Financial Statements....................................         19
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure............................         39


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act...................         39
Item 10.   Executive Compensation..................................         41
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...............................         42
Item 12.   Certain Relationships and Related
               Transactions........................................         44

PART IV
Item 13.   Exhibits and Reports on Form 8-K........................         45


SIGNATURES.........................................................         47

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     OneClass Synergy Corporation, f/k/a NPS International Corporation, f/k/a National Industrial Security Corporation, ("we," "our," "us," or the "Company") was incorporated under the laws of the State of Delaware in 1967. Until November 1998, our principal business consisted of providing security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the city of St. Louis, Missouri, and surrounding areas. Effective November 6, 1998, pursuant to a definitive agreement (the "Naidger Agreement"), we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., ("Naidger"), a Delaware corporation. As part of the terms of this transaction, we undertook a reverse split of our issued and outstanding common stock, whereby one (1) share of common stock was issued in exchange for each three (3) shares of common stock then issued and outstanding. Thereafter, we entered into a share exchange agreement with Naidger wherein we issued an aggregate of 8,000,000 "restricted" shares of our common stock to Naidger in exchange for all of their issued and outstanding shares. Naidger became a wholly owned subsidiary of our company. We also changed our name to "NPS International Corporation."

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

     Effective December 20, 2000, we sold all of our interests in Polcorp, including Polcorp's two operating subsidiaries, MML and MTL. Polcorp also has a third wholly owned subsidiary, NPS Polska, L.L.C., which was incorporated in December 1999 but which has been inactive since its formation, which also was included in the sale. Polcorp and its three subsidiaries were sold to Suncrest Management Services, S.A., a company incorporated in Nevis, West Indies ("Suncrest"). Mr. Michael Wexler, a former officer and director of ours, is an officer, director and principal shareholder of Suncrest. Suncrest is also one of our shareholders.

     Suncrest had previously had an agreement with us to provide management services, which services were performed by Mr. Wexler. Pursuant to the terms of the applicable management services agreement, we had paid a service fee of approximately $8,500 per month during the term of the agreement, which was terminated in October 2000, pursuant to mutual consent. In addition, Suncrest was also reimbursed for reasonable costs and expenses incurred in conjunction with activities related to us. Service fees under these agreement were $119,680 and $86,082, plus expenses of $78,691 and $72,394 for the fiscal years ended December 31, 1999 and 2000, respectively.

     The terms of this disposition provided for a credit to us of $100,000 from sums due Suncrest by us arising from previously provided management services. Additionally, Suncrest assumed all of the assets and liabilities of Polcorp and its subsidiaries.

     Effective October 17, 2000, we acquired certain assets from MaxPlanet Corp., a Delaware publicly held corporation ("MPC") in exchange for issuance of
3.5 million shares of our common stock to MPC, which shares were valued at $123,000. The assets acquired include the rights to three (3) domain names, including "oneclass.com," "1class.com" and "telephonebook.net" along with related business plans, servers, database and software previously developed by MPC.

     The relevant agreement was executed in August 2000; however, the agreement provides that the effective date of the agreement would not be until such time as the assets had been fully delivered to us. Final delivery of the relevant URL's and platforms was completed on October 17, 2000.

     In addition, we also agreed to lease our corporate office from MPC and use the services of MPC's Internet development and production facility in Miami, Florida in order to generate users and customers to products and services to be offered by us. This agreement required us to pay $5,000 per month to MPC until September 2001, which term would automatically renew for successive one year terms until written notice of termination is provided. We also agreed, among other things, to pay MPC a minimum quarterly fee of 100,000 shares of our common stock for supporting our growth. This agreement was subsequently terminated by mutual consent. Other than the initial 3.5 million shares, no other stock was issued to MPC. During the fiscal year ended December 31, 2000, we accrued $20,000 of charges from MPC pursuant to this agreement prior to termination. As of the date of this Report, it is anticipated that the 3.5 million shares issued to MPC will be rescinded. However, no definitive agreement regarding this matter has been executed.

     As a result of this acquisition and the sale of Polcorp, our principal business plan changed. We intended to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. We also intended to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations. Through our network acquired from MPC, we intended to offer a minimum of ten (10) Platform solutions for the advertiser or marketer to choose from, including (i) wireless devices; (ii) World Wide Web; (iii) E-mail; (iv) Interactive TV; (v) Digital Billboards; (vi) Internet Kiosks; (vii) Smart Devices, i.e. PALM, etc.; (viii) ATM Machines; (ix) Desktop Software; and (x) Alternative Media - Mobile Truck Ads/Truck and Bus Wrap, Card Racks.

     As part of the symmetry to this new business plan, on December 8, 2000, a majority of our shareholders consented to the adoption of two amendments to our Articles of Incorporation, including changing our name to "One Class Synergy Corporation" and increasing the number of shares of common stock authorized for issuance to 100,000,000 shares, par value $0.0001 per share.

     During the later part of 2000 and beginning of 2001, the business climate changed, which change caused our management to review the viability of our intended business plan. As part of this analysis, our management considered the lack of investment capital then available to us and the business community at large, for Internet based businesses. As a result, our management has elected to terminate our new business plan and seek out other business opportunities who are currently seeking to merge with a public reporting, trading company, or alternatively, undertake an asset acquisition of an existing business. As of the date of this report, we have engaged in discussions with various merger and asset acquisition candidates, but no definitive agreement has been reached.

Business

     Our current business purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Part II, Item 7,Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets and we have existing liabilities which will be assumed by any merger candidate. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the our officers and directors, or by the our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

     It is anticipated that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses, our present management or interested shareholders will pay these charges with their personal funds, as loans to us. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of us will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

     Our new business plan is subject to numerous risk factors, including the following:

     We have no revenues from operations, minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our proposed operations are speculative. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     There is no agreement for any business combination or other Transaction and no standards for a business combination have been established. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Our management will maintain control of our company until a merger or acquisition is consummated and they devote only limited time to our business activities. While seeking a business combination, management anticipates devoting up to twenty hours per month to our business activities. None of our officers has entered into a written employment agreement with us and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of any of these individuals could adversely affect our development and our likelihood of continuing operations.

     Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Management has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

     Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

     Our proposed activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our proposed operations, even if successful, will in all likelihood result our engaging in a business combination with only one business opportunity. Consequently, our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our future operations.

     We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

     A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our company. Any business combination may require our management to sell or transfer all or a portion of our common stock held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our company and a corresponding reduction in or elimination of their participation in our future affairs.

     There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

     There are disadvantages of a blank check company. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     The requirement of audited financial statements may disqualify a business opportunity. Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

COMPETITION

     We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

EMPLOYEES

     We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

TRADEMARKS

     We do not utilize any trademarks or patent rights in our business.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     We have no properties and at this time has no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     Facilities. Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space at 4400 US Highway 9, Freehold, N.J. 07728. This space is provided to us on a rent free basis by Henry Val, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     We have been served with a complaint alleging that we owe Mr. Max Jackson, a former officer and director of our company, the balance of $93,473, including principal and interest which has accrued to date, plus costs and attorneys fees. As of the date of this Report, we have answered the complaint and we have entered the discovery phase of this litigation.

     There are no other material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 8, 2000, a majority of our shareholders consented to the adoption of two amendments to our Articles of Incorporation, including changing our name to "One Class Synergy Corporation" and increasing the number of shares of common stock authorized for issuance to 100,000,000 shares, par value $0.0001 per share.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock is approved for quotation on the National Association of Securities Dealers OTC Bulletin Board. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                           Bid Price
     Quarter Ended                      High        Low
     -------------                    --------    -------

     March 31, 1999                    $0.87      $0.38
     June 30, 1999                     $0.63      $0.45
     September 30, 1999                $0.53      $0.38
     December 31, 2000                 $0.38      $0.19

     March 31, 2000                    $0.50      $0.08
     June 30, 2000                     $0.38      $0.15
     September 30, 2000                $0.50      $0.08
     December 31, 2000                 $0.21      $0.01

     (b) Holders. There are one hundred sixty three (163) holders of our common stock, not including those holders who hold their shares in "street name."

     (c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW

     In November 1998, we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in our principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. These businesses were subsequently sold and we have no current operations. Our current intention is to seek to acquire assets or shares of an entity actively engaged in business, in exchange for issuance of our securities.

     Because of the sale of Polcorp and its subsidiaries as discussed in "Part I, Item 1," above, all of our prior operations have been classified as discontinued operations in our financial statements included elsewhere in this Report. As such, we did not have any revenues during the year ended December 31, 2000. Our current business plan is described in "Part I, Item 1," above, as well as below herein.

PLAN OF OPERATION

     Our current business purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Part II, Item 7, Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by our officers and/or directors will be also afforded to all of our other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of the our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had $6,749 in cash or cash equivalents.

     In July 1999, we issued a total of $175,000 of unsecured, convertible notes to two individuals. These notes were discounted at the rate of 10% and are payable within one year from issuance. The holders of the notes have the right to convert all or a portion of the notes into an aggregate of 454,545 "restricted" shares of our common stock during the term of the notes. If so converted, we have provided the note holders with "piggyback" registration rights for the shares subject to conversion if no exemption from registration is available. As of the date of this report, we have agreed to modify the conversion terms in recognition of the note holder's cooperation. Under the modified terms, the notes are convertible into approximately 1.5 million shares of our common stock.

     Also during 1999, we issued a total of 295,017 shares of our common stock in satisfaction of $159,000 in outstanding liabilities. The stock issued by us was valued at the market price of our common stock at the date of issuance. These prices were $.60 per share applicable to 235,000 shares issued in the first quarter of fiscal 1999 and $.30 per share applicable to 60,017 shares of common stock issued during the forth quarter of fiscal 1999.

     In June 2000, we issued 350,000 shares of our common stock in order to satisfy $87,500 in debt.

     As of December 31, 2000, we had $93,473 of notes payable to a former officer and director of our company, who is also currently one of our shareholders. The notes bear interest at the prime rate, plus 5.25% to 6% per annum and are due on demand. Interest expense for 2000 and 1999 was $55,659 and $56,234, respectively.

     As of December 31, 2000, we received loan advances totaling $138,000. These loans bear interest at 10% per annum and are convertible, at the option of the holder, into shares of our common stock at a price equal to 50% of the market price of our common stock at the date of conversion.

     In March 2000, certain indebtedness owing to Suncrest Medical Services, SA ($300,000), Phoenix Management International Ltd. ($100,000), and Naidger
Capital Corporation ($152,000) were converted to equity by the issuance of 1,500,000 shares of our common stock, 500,000 shares of our common stock and 760,000 shares of our common stock, respectively, at the market price of our common stock at the date of conversion, or $.20 per share.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS INTERNATIONAL CORPORATION)




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report                                             F-2

Consolidated balance sheets as of December 31, 2000 and 1999             F-3

Consolidated statements of operations for the years ended
   December 31, 2000 and 1999                                            F-4

Consolidated statements of stockholders' deficit for the years ended
   December 31, 2000 and 1999                                            F-5

Consolidated statements of cash flows for the years ended
   December 31, 2000 and 1999                                            F-6

Notes to consolidated financial statements                               F-7

                          INDEPENDENT AUDITORS' REPORT



The Stockholders
OneClass Synergy Corporation and subsidiaries
   (formerly NPS International Corporation)
Freehold, New Jersey


We have audited the accompanying consolidated balance sheets of OneClass Synergy Corporation and subsidiaries (formerly NPS International Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneClass Synergy Corporation and subsidiaries (formerly NPS International Corporation) as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that OneClass Synergy Corporation and subsidiaries (formerly NPS International Corporation) will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                       HORTON & COMPANY, L.L.C.

Wayne, New Jersey
May 24, 2001


                                       F-2
                                                                              21

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          December 31,
                                                   -------------------------
                                                        2000         1999
                                                   -----------   -----------
Current assets:
   Cash                                            $     6,749   $   134,330
   Accounts receivable                                       -       144,180
   Prepaid expenses                                          -        17,461
   Inventories                                               -       200,855
   Due from affiliates                                       -         6,400
                                                   -----------   -----------

          Total current assets                           6,749       503,226
                                                   -----------   -----------

Machinery and equipment, net                                 -       147,048
                                                   -----------   -----------

Other assets:
   Due from former affiliate                           300,633             -
   Intangibles                                         123,000             -
   Goodwill, net                                             -       357,129
   Deferred acquisition costs                                -       322,282
                                                   -----------   -----------

                                                       423,633       679,411
                                                   -----------   -----------

                                                   $   430,382   $ 1,329,685
                                                   ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                         -   $   228,990
   Accounts payable and accrued expenses               247,972       522,281
   Accrued taxes                                             -        58,955
   Customer deposits                                         -        39,076
   Loans payable                                       138,000       152,000
   Notes payable - stockholder                          93,473        70,092
   Convertible debt                                    175,000       175,000
   Payable under service agreement                           -       179,393
                                                   -----------   -----------

          Total current liabilities                    654,445     1,425,787
                                                   -----------   -----------


Stockholders' deficit:
   Common stock, $.0001 par value,
      100,000,000 shares authorized;
      10,626,411 shares outstanding in 1999
      17,236,411 shares outstanding in 2000              1,724         1,063
   Additional paid-in capital                        1,442,367       680,528
   Accumulated deficit                              (1,668,154)     (757,530)
   Accumulated other comprehensive loss                      -       (20,163)
                                                   -----------   -----------

                                                      (224,063)      (96,102)
                                                   -----------   -----------

                                                   $   430,382    $1,329,685
                                                   ===========    ==========

                 See notes to consolidated financial statements

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Year ended December 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------   -----------

Revenues                                              $        -   $         -
                                                      ----------   -----------

Operating expenses:
   Selling and administrative                            577,752       475,924
   Amortization                                                -         7,077
   Interest expense                                       26,539        19,434
   Gain on sale of assets                                      -         3,570
                                                      ----------   -----------

                                                         604,291       506,005
                                                      ----------   -----------

Loss from continuing operations                         (604,291)     (506,005)
                                                      ----------   -----------

Discontinued operations:
   Income (loss) from divested operations               (240,636)     (175,409)
   Gain (loss) on disposal of divested operations        (65,697)       26,487
                                                      ----------   -----------

                                                        (306,333)     (148,922)
                                                      ----------   -----------

Net loss                                              $ (910,624)  $  (654,927)
                                                      ==========   ===========


Per share data:
   Continuing operations                              $    (0.05)  $     (0.05)
   Discontinued operations                                 (0.02)        (0.01)
                                                      ----------   -----------

                                                      $    (0.07)  $     (0.06)
                                                      ==========   ===========

Historical weighted average shares outstanding        13,622,685    10,493,147
                                                      ==========   ===========



                 See notes to consolidated financial statements



                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 2000 and 1999


                                                          Common stock                               Accumulated
                                                       ------------------  Additional                   other
                                                        Shares      Par     paid-in    Accumulated  comprehensive  Comprehensive
                                                        Issued     value    capital      deficit         loss           loss
                                                      ----------  -------  ----------  -----------  -------------  -------------
Balances at January 1, 1999                           10,331,394  $ 1,033  $  521,558  $  (102,603) $       3,785  $           -

Shares issued in satisfaction of various liabilities     295,017       30     158,970            -              -              -

Other comprehensive loss, net of tax:
   Foreign currency translation                                -        -           -            -        (23,948)       (23,948)

Net loss                                                       -        -           -      654,927)             -       (654,927)
                                                      ----------  -------  ----------  -----------  -------------  -------------

Comprehensive loss                                                                                                 $    (678,875)
                                                                                                                   =============

Balances at December 31, 1999                         10,626,411    1,063     680,528     (757,530)       (20,163) $           -

Shares issued in satisfaction of various liabilities   3,110,000      311     639,189            -              -              -

Other comprehensive income, net of tax:
   Realization of foreign currency translation                 -        -           -            -          20,163             -

Shares issued to acquire assets                        3,500,000      350     122,650            -               -             -

Net loss                                                       -        -           -     (910,624)              -      (910,624)
                                                      ----------  -------  ----------  -----------  --------------  ------------

Balances at December 31, 2000                         17,236,411  $ 1,724  $1,442,367  $(1,668,154) $            -  $   (910,624)
                                                      ==========  =======  ==========  ===========  ==============  ============



                 See notes to consolidated financial statements

                                       F-5

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
                                                    --------------------------
                                                       2000             1999
                                                    ---------        ---------
Cash flows from operating activities:
 Net loss                                           $(910,624)       $(654,927)
                                                    ---------        ---------
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                       85,120          137,969
   Non-cash expenses of divested operations                 -              453
   Expenses paid through issuance of common stock     518,015          159,000
   (Gain) loss on sale of divested operations          65,697          (26,487)
   Gain on sale of assets                                   -           (1,435)
   Changes in assets and liabilities,
    net of effect of business combination:
    (Increase) decrease in accounts receivable        (92,117)          23,258
    (Increase) decrease in prepaid expenses            11,408          (13,306)
    (Increase) decrease in inventory                   49,104          (45,574)
    Increase (decrease) in accounts payable
     and accrued expenses                             157,317           37,975
    Increase (decrease) in accrued taxes              (13,856)         (27,395)
    Increase (decrease) in customer deposits          (39,076)         (33,812)
    Increase (decrease) in payable under
     service agreement                                (97,054)         171,871
                                                    ---------        ---------

        Total adjustments                             644,558          382,517
                                                    ---------        ---------

   Net cash used in operating activities             (266,066)        (272,410)
                                                    ---------        ---------

Cash flows from investing activities:
 Capital expenditures                                       -         (129,841)
 Proceeds from sale of assets                               -            1,560
 Proceeds from sale of divested segment                     -           68,000
                                                    ---------        ---------

    Net cash used in investing activities                   -          (60,281)
                                                    ---------        ---------

Cash flows from financing activities:
 Loans from affiliate                                 121,485                -
 Proceeds from convertible debt                             -          175,000
 Proceeds from loans                                   17,000          135,000
 Principal payments on loan obligations                     -          (50,000)
 Repayment of note payable - stockholder                    -          (10,514)
                                                    ---------        ---------

    Net cash provided by financing activities         138,485          249,486
                                                    ---------        ---------

    Net (decrease) increase in cash                  (127,581)         (83,205)

    Cash balance at beginning of year                 134,330          217,535
                                                    ---------        ---------
    Cash balance at end of year                     $   6,749        $ 134,330
                                                    =========        =========

                 See notes to consolidated financial statements

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



1.   Summary of significant accounting policies

     This summary of significant accounting policies of OneClass Synergy Corporation (formerly NPS International Corporation) (hereinafter "OneClass" or the "Company") is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the management of OneClass Synergy Corporation and subsidiaries (formerly NPS International Corporation), which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of OneClass Synergy Corporation (formerly NPS International Corporation), and of its inactive, wholly-owned subsidiary, Naidger Power Systems, Inc. ("Naidger"). Until operations were divested in 2000, the consolidated financial statements also included the accounts of its wholly-owned subsidiary, Polcorp Industries, Inc. ("Polcorp"), together with its wholly-owned subsidiaries Metrix Metal, L.L.C. and Metrix Tools, L.L.C. (collectively referred to as the "Metrix Companies") and NPS Polska, L.L.C. Significant intercompany transactions and balances have been eliminated in consolidation.

     Effective December 20, 2000, the Company disposed of its wholly-owned subsidiary, Polcorp, including its operating subsidiaries, Metrix Metal, L.L.C., Metrix Tools, L.L.C. and the inactive subsidiary, NPS Polska,
     L.L.C. The operations of the Metrix Companies accounted for all of the Company's operating revenues for the years ended December 31, 2000 and 1999. The results of such operations have been reported as discontinued operations in the consolidated statements of operations, as described in
     Note 13.

          History and business activity

     OneClass Synergy Corporation (formerly NPS International Corporation) was incorporated in the State of Delaware in 1967. Through March 31, 1999, the Company's security division provided security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri metropolitan area. Effective March 31, 1999, the Company disposed of its security division (Note 13).

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

     NPS Polska, L.L.C. was incorporated in December 1999, as a wholly-owned subsidiary of Polcorp and has been inactive since its inception. NPS Polska was formed as a special purpose entity to participate in certain planned acquisions which never materialized.

     Until operations were divested in 2000, the Company's principal business activities consisted of the manufacturing operations conducted through Metrix Metal, L.L.C. and Metrix Tools, L.L.C.

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

     The relevant agreement was executed in August 2000; however, the agreement provides that the effective date of the agreement would not be until such time as the assets had been fully delivered to the Company. Final delivery of the relevant URLs and platforms was completed on October 17, 2000.

     As a result of this acquisition, the principal business plan of the Company has changed. The Company now intends to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. The Company also intends to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations. In conjunction with the change in business plan, the Company changed its name to OneClass Synergy Corporation.

          Going concern

     Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with acquisitions, either consummated or planned. The Company has incurred operating losses and, as of December 31, 2000, has divested itself of all operating activities. At December 31, 2000 and 1999, the Company had working capital deficiencies of approximately $650,000 and $920,000, respectively. In addition, the Company has stockholders' deficits of approximately $224,000 and $96,000 at December 31, 2000 and 1999, respectively. The Company has been dependent upon capital raised from the sale of common stock and upon loans from related and unrelated parties. The Company anticipates that it will require additional capital and/or financing to continue as a going concern until it attains an adequate and consistent revenue stream and profitable operations. There can be no assurance, however, that sufficient capital and/or financing will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          Revenue recognition

     Revenue from product sales is recognized when products are shipped. The Company recognizes revenue from security services as such services are performed in accordance with contract terms.

          Machinery and equipment

     Machinery and equipment is carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                            Years
                                                            -----
          Machinery and equipment                             10
          Office equipment                                     5

     Depreciation expense was $24,226 and $98,590 for the years ended December 31, 2000 and 1999, respectively.

     Maintenance, repairs and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of equipment are included in income.

          Concentration of credit risk

     At December 31, 2000, financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash. However, because of the minimal balances maintained, management does not believe that the Company is subject to any significant credit risk.

     During 1999, approximately 71.6% of total revenue was derived from Metrix S.A. (former parent company of Metrix Tools, L.L.C. and Metrix Metal, L.L.C.). Virtually all of the Company's revenue was derived from sales in Poland during the years ended December 31, 2000 and 1999.

          Fair value of financial instruments

     The Company's payables are believed by management to approximate fair value. Management also believes that notes payable and long-term debt approximate fair value when current interest rates for similar debt securities are applied.

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

          Intangibles

     Intangibles represent certain assets acquired, including rights to three domain names, related business plans, database and software (Note 1). Intangible assets will be amortized over their estimated useful lives, once placed in service.

          Goodwill

     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in business combinations. Most of the goodwill arose from the acquisition of the Metrix Companies, as described in Note 2. Goodwill is carried at cost and is being amortized on the straight-line method over a ten-year period starting with the date of acquisition. All goodwill was written-off in connection with divestiture of the Metrix Companies during 2000 (Notes 1 and 13).

          Deferred acquisition costs

     Deferred acquisition costs are capitalized as a component of total acquisition costs upon successful consummation of a planned acquisition. Such costs are expensed upon determination that a proposed acquisition is unlikely to occur. All such costs were written-off during 2000 in connection with the divestiture of the Company's operating activities and abandonment of any proposed acquisitions.

          Supplemental statements of cash flows information

     During the year ended December 31, 2000, the Company issued a total of 3,110,000 shares of its common stock in satisfaction of $639,500 of liabilities, as described in Note 9. In addition, during 2000 the Company issued 3,500,000 shares of its common stock valued at $123,000 to acquire certain assets as described in Note 1. During the year ended December 31, 1999, the Company issued 295,017 shares of its common stock in satisfaction of $159,000 of liabilities, as described in Note 9.

     Interest  paid during 2000 and 1999 was $55,659 and $56,234,  respectively.
     Income   taxes  paid  during  2000  and  1999  were  $9,233  and   $24,550,
     respectively.

          Accounting pronouncements

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income,". In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's common stock.

          Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

3.   Inventories

     At December 31, 1999, inventories consisted of raw materials of $63,227 and work in process of $137,628. Inventories were disposed of as part of discontinued operations during 2000 (Note 13).

4.   Machinery and equipment

     At December 31, 1999, machinery and equipment was stated at cost of $344,286 net of accumulated depreciation of $197,238. Machinery and equipment were disposed of as part of discontinued operations during 2000 (Note 13).

5.   Convertible debt

     During July 1999, the Company issued a total of $175,000 of unsecured, convertible notes to two individuals. Such notes were discounted at the rate of 10% and are payable within one year. Such notes may be converted into 454,545 restricted shares of the Company's common stock during the term of the notes, at the option of the holders. In recognition of the note holders' cooperation in not demanding repayment on maturity, the conversion terms were modified. Under the modified terms, the notes are convertible into approximately 1,500,000 shares of common stock. Since the revised conversion price was in excess of the market price of the Company's stock there was no charge to earnings recorded as a result of the revision. If the individuals convert such debt to stock, the investors will have piggyback registration rights in the event that the Company files a registration statement. The notes were due in July 2000 and have continued to accrue interest after their maturity date. While the Company is in default of these debt agreements, management intends to negotiate terms that are mutually acceptable.

6.   Notes payable - stockholder

     Notes payable - stockholder represents advances made to the Company by one of its stockholders. The notes bear interest at prime (9.5% and 7.75% at December 31, 2000 and 1999, respectively) plus 5.25% to 6.0% and were due May 1999 through January 2000. The notes are collateralized by the Company's accounts receivable and property and equipment, but is subordinated to other secured debt. Interest expense for 2000 and 1999 includes $23,473 and $11,934, respectively of interest related to notes payable - stockholder.

     During 2000, the stockholder filed a suit to collect the principal and interest due under the notes. While the Company is in default of these note agreements, management intends to negotiate terms that are mutually acceptable.

7.   Long-term debt

     Long-term debt arose from the acquisition of the stock of Metrix Tools and Metrix Metal (Note 2). The purchase price of 430,000 and 930,000 Polish zlotys for Metrix Tools and Metrix Metal, respectively, is paid in US dollars based on the exchange rate at ING Bank S.A. in Warsaw, Poland. The notes are payable in four equal principal installments, commencing 90 days after the date of signing the agreement. The next installments are due 270, 450 and 630 days following the date of signing the agreement. Each installment shall include interest at 8% annually increased by the inflation ratio in Poland. Any delay in the payment schedule will result in an interest charge of 20% annually. The debt is secured by the stock of Metrix Tools and Metrix Metal. As of December 31, 1999, the Company was in default of the agreement because it did not make such payments. This debt was disposed of as part of discontinued operations during 2000 (Note 13).

8.   Loans payable

     Through December 31, 1999, Naidger Capital Corporation ("NCC"), a former affiliate, made loans of $152,000 to the Company. At December 31, 1999, the balance shown is an unsecured, non-interest bearing advance to the Company, payable on demand. Effective March 31, 2000, the outstanding balance of such loans were converted into 760,000 shares of the Company's common stock (Note 9).

     At December 31, 2000, loans payable represents unsecured advances bearing interest at 10% and convertible into shares of the Company's common stock, at the option of the holder, at 50% of the market price of the stock.

9.   Stockholders' equity

          Recapitalization

     During 1999, a majority of the Company's shareholders adopted amendments to the articles of incorporation to change the Company's capital structure from 12,000,000 authorized shares of $.1667 par value common stock to 50,000,000 authorized shares of $.0001 par value common stock and 10,000,000 authorized shares of $0.001 par value preferred stock. No preferred stock has been issued. The balance sheets and statements of stockholders' equity have been restated for all periods presented to reflect the change in capital structure. During 2000, the number of authorized shares of common stock was increased to 100,000,000.

          Stock issuances

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

     Effective March 31, 2000, three entities elected to convert indebtedness due from NPS to equity in the Company as follows:

                                                    Debt               Shares
                                                 Converted             Issued
                                                 --------            ---------
          Suncrest (Note 10)                     $300,000            1,500,000
          Phoenix (Note 10)                       100,000              500,000
          NCC (Note 8)                            152,000              760,000
                                                 --------            ---------

                                                 $552,000            2,760,000
                                                 ========            =========

     All conversions were made at the market price of the Company's common stock at the date of conversion ($0.20 per share).

     Effective June 30, 2000, the Company issued 350,000 shares of its common stock in satisfaction of $87,500 in debt.

     As described in Note 1, effective October 17, 2000, the Company issued 3.5 million shares of its common stock to acquire certain assets of MPC.

          Loss per common share

     Loss per common share is computed by dividing the net loss applicable to common stock shareholders by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2000 and 1999, the weighted average number of shares used in the calculation was 13,622,685 and 10,493,147, respectively. Diluted loss per share amounts are not presented because they are anti-dilutive.

          Stock option plan

     Effective July 1999, the Board of Directors adopted the Company's 1999 Stock Option Plan (the "Plan"). The Plan is intended to provide incentive to directors, officers, key employees of and consultants to the Company and members of the Company's Advisory Board by providing those persons with opportunities to purchase shares of the Company's common stock. Under the plan, OneClass may grant incentive stock options at not less than 100% of the fair market value on the date of the grant (not less than 110% of fair market value, if granted to a 10% shareholder). Non-incentive stock options shall not be less than 50% of fair market value on the date of the grant. Stock options may be granted for a period not to exceed 10 years; 11 years in the case of non-incentive stock options. The Board reserved 2,000,000 shares of common stock which underlie options granted pursuant to the Plan.

          Stock option plan (continued)

     During 1999, the Company issued 1,830,000 stock options to various of its directors and consultants. The options may be exercised at $0.30 per share over a five-year period ended December 2004. All such options were cancelled upon termination of the directors and consultants during 2000. No options were issued during 2000.

10.  Related party transactions

          Service agreement

     Through September 2000, the Company operated under a service agreement with Suncrest Management Services, S.A. ("Suncrest"), a company incorporated in Nevis, West Indies, and which is also a significant stockholder of NPS International Corporation. Under the terms of the agreement, Suncrest provides a variety of management and consulting services for a five-year period ending April 30, 2002. In return, Suncrest received a service fee of $8,500 per month, payable in advance on the first day of each month during the first 12 months of the agreement. During each subsequent 12-month period, the monthly service fee was increased by 10% over the previous 12-month period. The agreement was terminated in September 2000. Suncrest charged a lump-sum termination payment equal to all service fees for the unexpired term of the agreement plus all outstanding out-of-pocket expenses.

     Service fees under these agreements were $225,934 and $119,680 plus expenses of $72,394 and $78,691 for the years ended December 31, 2000 and 1999, respectively. Effective March 31, 2000, $300,000 of the outstanding balance payable to Suncrest was converted to shares of the Company's common stock (Note 9).

     During the years 2000 and 1999, $62,884 and $99,186 of these fees and expenses were capitalized in connection with the business combinations described in Note 2 and certain planned acquisitions.

          Due from former affiliate

     Due from former affiliate represents unsecured non-interest bearing amounts due from Polcorp, the Company's former subsidiary that was divested during 2000 (Note 13), net of amounts due to Suncrest, which acquired Polcorp, under the terms of the terminated service agreement described above.










                                      F-15

          Consulting agreement

     The Company entered into an agreement with Phoenix Management International Ltd. ("Phoenix"), a company owned by a shareholder and former officer of OneClass. Under the terms of the agreement, Phoenix provides the Company with consulting services in connection with planned acquisitions. The agreement is effective through June 30, 2001, thereafter remaining in force for a rolling period of twelve months. Such agreement may be terminated by NPS upon six-months notice. Compensation for such services totaled $23,250 and $72,000 for the years ended December 31, 2000 and 1999, respectively. $10,500 and $36,000 of such fees were capitalized as deferred acquisition costs during the years ended December 31, 2000 and 1999, respectively. The agreement specifies that compensation in the years 2000 and 2001 will be $88,200 and $46,200, respectively. Effective March 31, 2000, $100,000 of the outstanding balance payable to Phoenix was converted to shares of the Company's common stock (Note 9). This agreement was terminated in 2000.

11.  Income taxes

     Deferred tax assets recognized by the Company in connection with net operating loss carryforwards at December 31, 2000 and 1999 were $567,000 and $257,000, respectively. A valuation allowance is required if, based on the weight of evidence available, it is more likely than not that some portion or all of the deferred asset will be realized. It was concluded that a valuation allowance was appropriate for the full amount of the deferred tax asset at December 31, 2000 and 1999, due to losses incurred. The valuation allowance increased $310,000 and $222,000 for the years ended December 31, 2000 and 1999, respectively.

     Operating loss carryforwards, which may provide future tax benefits, approximate $1,668,000 and $757,000 at December 31, 2000 and 1999,
     respectively. These operating loss carryforwards expire through the year 2020.

12.  Commitments and contingencies

          Lease agreements

     In conjunction with the assets acquired from MPC, as described in Notes 1 and 9, the Company has also agreed to lease its corporate office under an operating lease agreement from MPC and use the services of MPC's Internet development and production facility in Miami, Florida in order to generate users and customers to products and services to be offered by the Company. This agreement requires the Company to pay $5,000 per month to MPC until September 2001, which term will automatically renew for successive one year terms until written notice of termination is provided.

     Until operations were divested in 2000, the Company leased its facilities in Poland and certain machinery and equipment under operating leases with Metrix, S.A. The agreement specified a monthly lease payment of $12,674 (including 22% VAT).

     Through September 2000, the Company maintained corporate offices in Ogdensburg, New York, and Ottawa, Canada. The Company was not obligated under any lease agreements for such offices, but incurred a monthly cost of approximately $500 through the service agreement described in Note 10.

     Rent expense for the years ended December 31, 2000 and 1999 totalled approximately $99,000 and $112,000, respectively.

          Financial advisory agreements

     During July 1999, the Company entered into a financial advisory agreement with CAIB Financial Advisers, S.A. ("CAIB"). Under the terms of the agreement, CAIB was engaged as the Company's exclusive financial adviser to assist in the raising of approximately $25 million in debt or equity required for certain planned acquisitions, which did not materialize. Fees payable to CAIB include $25,000 for preparation of a financial model and financing strategy, $25,000 for preparation of an information memorandum and a monthly retainer of $7,500 payable for the months of October 1999 through March 2000. In addition, CAIB is entitled to a success fee of 1.25% of total debt financing raised or $150,000, which ever is greater and a fee of 2% to 3% of total equity investment raised. This agreement was terminated during 2000.

     During October 1999, the Company entered into an agreement with an individual to provide financial advisory services in connection with the proposed financings of certain planned acquisitions. Under the terms of the agreement, the individual is to be paid a $3,000 monthly retainer for three months and reasonable expenses plus 30,000 restricted shares of the Company's common stock. In addition, the individual is entitled to a success fee equal to 3% of equity capital raised as a result of the individual's introduction. This agreement was terminated during 2000.

          Investor relations agreement

     Effective August 1999, the Company entered into an investor relations agreement with JC Connections Limited ("JC"). Under the terms of the agreement, JC is to be paid a monthly fee of $3,000 plus expenses, during the six-month term of the agreement. JC also received 30,000 restricted shares of the Company's common stock. In addition, JC is to be paid a commission on any funds raised as a direct or indirect result of introduction of investors or financing sources to the Company calculated as follows: 10% for up to $1 million; 5% from $1-2 million; 4% from $2-3 million, 3% from $3-4million; 2% from 4-5 million and 1% over $5 million of the funds raised. This agreement was terminated during 2000.

          Consultancy agreement

     During December 1999, the Company entered into an agreement with a corporation to provide various corporate consulting services to the Company. Under the terms of the agreement, the consultant is to receive an annual fee of $12,000, payable quarterly in advance plus other fees and expenses as may be required. The consultant also received warrants to purchase 250,000 shares of the Company's common stock at $0.50 per share and 500,000 shares of the Company's common stock at $1.50 per share. Such warrants may be exercised over a five-year period ending December 2004. In addition, in the event that the consultant raises equity or debt funding for the Company, the consultant is entitled to a finder's fee of 3.8% of the sum raised. This agreement was terminated during 2000.





                                      F-17

13.  Divested operations

     Effective December 20, 2000, the Company disposed of its manufacturing operations, which were conducted in Poland by Polcorp through its wholly-owned operating subsidiaries, Metrix Metal, L.L.C. and Metrix Tools, L.L.C. The operating results of the manufacturing operation have been reported as discontinued operations in the consolidated state of operations. The Company sold its manufacturing operations to Suncrest Management Services, S.A. ("Suncrest"), a significant shareholder of the Company. Polcorp and its subsidiaries were sold for $100,000.

     Assets and liabilities of the divested operations consisted of the following:

           Cash                                                  $    52,218
           Accounts receivable                                       236,297
           Prepaid expenses                                            6,053
           Inventories                                               151,751
           Machinery and equipment, net                               86,154
           Intangibles                                               293,940
           Long-term debt                                           (228,990)
           Accounts payable and accrued expenses                    (354,262)
           Other liabilities                                         (71,651)
           Payables to OneClass                                     (473,345)
                                                                 -----------

           Net liabilities of divested segment                   $  (301,835)
                                                                 ===========


     In addition, the conjunction with the disposal of the Polcorp operations, the Company wrote-off $467,532 of goodwill and deferred acquisition costs that had been incurred in connection with the acquisition of the Metrix Companies and other planned acquisitions by Polcorp, which did not materialize.

     The following table summarizes selected financial data of the Company's divested operations:

                                                 Year ended December 31,
                                               --------------------------
                                                   2000           1999
                                               ----------      ----------

        Revenues                               $1,667,908      $2,454,287
        Expenses                                1,908,544       2,636,345
                                               ----------      ----------

        Loss from divested operations          $  240,636      $  182,058
                                               ==========      ==========

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
                                                               ========

     The following table summarizes selected financial data of the Company's divested operations:

                                                    Three-months ended
                                                       March 31, 1999
                                                    ------------------

          Revenues                                        $166,104
          Expenses                                         159,455
                                                          --------

          Income from divested operations                 $  6,649
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

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age             Position
---------------------      ---     -------------------------

Henry Val                   41     President, Chief Executive
                                   Officer and a Director

Israel Goldreich            36     Director

Stephen A. Rosenburgh       50     Director

     All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Henry Val assumed his positions as Chief Executive Officer, President and a director of our company in October 2000. In addition to his positions with our company, since January 1998, Mr. Val has been Chief Executive Officer and Chairman of the Board of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, an integrated Internet development company which focuses on creating and expanding strategic alliances for its network of consumer and business oriented websites. He has been associated with MaxPlanet since 1993, as a consultant. Mr. Val devotes only such time as necessary to our business.

     Israel Goldreich assumed his position as a director of our company in October 2000. In addition to his positions with our company, since January 1998, Mr. Goldreich has been Vice President, Acting Chief Operating Officer, Secretary and a director of MaxPlanet Corp., a publicly held Delaware corporation based in New Jersey, which company is described above in Mr. Val's biography. Prior, from November 1997 through the present, Mr. Goldreich was employed by Reich Brothers, a consulting company, where he served as President from November 1997 through the present. Mr. Goldreich received a juris doctorate degree from the Massachusetts School of Law in 1995. He devotes only such time as necessary to our business.

     Stephen A. Rosenburgh was appointed as a director of the Company in May 1999. In April 2000 he was appointed as President, until his resignation in December 2000. In addition to his position with the Company, since June 1998, Mr. Rosenburgh has been President of Asset Corporation of the South, LLC, a North Carolina limited liability company based in Charlotte, North Carolina and engaged in real estate and development stage company investments. Prior, from February 1996 through June 1998, Mr. Rosenburgh was Chairman of Enterprise Development International, Inc., a non- profit District of Columbia corporation located in Fairfax, Virginia, and which was engaged in assisting the poor in start up business opportunities. In January 1996, Mr. Rosenburgh retired. From August 1993 through December 1995, Mr. Rosenburgh was President of Jordan Homes, Inc., a privately held North Carolina corporation located in Charlotte, North Carolina, which was engaged in real estate development. Mr. Rosenburgh received a Bachelor of Arts degree in 1973 from Laurentian University, a Masters degree in 1975 from Carleton University and a post graduate degree in public administration in 1974, also from Carleton University. Mr. Rosenburgh devotes only such time as necessary to our business.

     During 1998 and 1999, we were a party to a service agreement with Suncrest Management Services S.A. ("Suncrest"), a company incorporated in Nevis, West Indies. Suncrest is also one of our shareholders. The service agreement between Polcorp and Suncrest was terminated by mutual consent effective October 31, 1998. A second agreement was then executed between us and Suncrest, whereby Suncrest provides a variety of management and consulting services for a five year period ending April 30, 2002. We agreed to pay a service fee of approximately $8,500 per month, payable in advance on the first day of each month during the initial 12 month period of the agreement. During each subsequent year, the monthly service fee was to increase by 10% over the previous year. In addition, Suncrest was also reimbursed for reasonable costs and expenses incurred in conjunction with our related activities. Suncrest was entitled to receive an annual bonus equal to the greater of 5% of net profits or 3% of gross sales, provided that an approved annual budget is met or exceeded. Otherwise, a bonus is only paid at our discretion. Service fees under these agreement were $119,680 and

$86,082, plus expenses of $78,691 and $72,394 for the fiscal years ended December 31, 1999 and 2000, respectively. This agreement was terminated by the mutual consent of Suncrest and us in December 2000. See "Part I, Item 1," above.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2000, we experienced changes in management. From a review of available information, it appears that neither Messrs. Val or Goldreich filed any reports with the SEC. Mr. Rosenburgh's stock position did not change.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                           ---------------------------

                    Annual Compensation          Awards        Payouts
                  -----------------------  ------------------  -------
                                                    Securities
                                   Other               Under-             All
Name                               Annual  Restricted  lying             Other
and                                Compen-   Stock    Options/   LTIP   Compen-
Principal          Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year    ($)      ($)    ($)       ($)        (#)       ($)    ($)
----------  ----  --------  -----  ------   --------  -------  -------   ------

Michael
Wexler
President & 1999  $119,680      0       0          0        0        0        0
Director(1) 2000  $225,934      0       0          0        0        0        0

Henry Val,
CEO,
President &
Director(2) 2000  $      0      0       0          0        0        0        0
-------------------------

(1) Mr. Wexler was not paid a salary by us during the fiscal year ended December 31, 1999. However, Mr. Wexler is the principal shareholder, officer and director of Suncrest Management

     Services, S.A., which had an agreement with us to provide management services, which agreement was mutually terminated in December 2000. See "Part III, Item 12, Certain Relationships and Related Transactions" below, for a detailed description of our obligations to Suncrest pursuant to the aforesaid management agreement. There are no other employment or management agreements between us and any other person or entity. Mr. Wexler resigned his positions as our President, Chief Executive Officer and a director in April 2000 and was replaced on an interim basis by Mr. Rosenburgh, who received no compensation from us during his tenure as President.

(2)  Mr. Val assumed his positions with us in December 2000.

     We have established a policy whereby our officers and directors may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. This policy was adopted subsequent to the Naidger transaction described above and other than as disclosed above herein, there was no reimbursement of expenses to management during the fiscal year ended December 31, 2000.

Stock Plans

     In July 1999, our Board of Directors adopted a stock option plan, reserving up to 2,000,000 shares of common stock for issuance thereunder. Upon adoption, our Board of Directors granted options to five (5) persons aggregating 1,830,000 shares at an exercise price of $.30 per share. None of these options have been exercised and as of the date of this Report, all have been cancelled.

     There are no other bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
-----------------------------------------------------------------


Common       MaxPlanet Corp.            3,500,000(2)      20.5%
             4400 US Highway
             Rt. 9 South
             Suite 2800
             Freehold, N.J. 07728

Common       Suncrest Management        1,831,742         10.7%
             Services SA
             101-2481 Kaladar Ave.
             Ottawa, Ontario
             Canada K1V 8B9

Common       Optimum Capital            1,266,250          7.4%
             Overseas Ltd.
             42 Liphook Road
             Shottermill, Haslemere,
             Surrey G727 1PA

Common       Stephen A. Rosenburgh(3)     200,000           *
             917 Blowing Rock Rd.
             Boone, NC 28607

Common       All Officers and           3,700,000          21.5%
             Directors as a Group
             (3 persons)

* Less than 1%.

(1) The information relating to beneficial ownership of our common stock is based on information furnished by each person or entity listed using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power (as indicated in other footnotes to this table), the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

(2) Messrs. Val and Goldreich are officer and directors of MaxPlanet and control the disposition of these shares.

(3)  Officer and/or director.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Through September 2000, we operated under a service agreement with Suncrest Management Services, S.A. ("Suncrest"), a company incorporated in Nevis, West Indies and which is also a significant shareholder of our company. Under the terms of the agreement, Suncrest provided a variety of management and consulting services, which agreement had a term of five years ending April 30, 2002. In consideration for these services, the agreement provided for Suncrest to receive a service fee of $8,500 per month, payable in advance on the first day of each month during the first 12 months of the agreement. During each subsequent 12 month period, the monthly service fee was to increase by 10% over the previous 12 month period. This agreement was terminated by the mutual consent of the parties in September 2000. Suncrest charged a lump-sum termination payment equal to all service fees for the unexpired term of the agreement, plus all outstanding out-of-pocket expenses.

     Service fees under these agreements were $225,934 and $119,680, plus expenses of $72,394 and $78,691 for the years ended December 31, 2000 and 1999, respectively. Effective March 31, 2000, $300,000 of the outstanding balance payable to Suncrest was converted into 1,500,000 shares of our common stock.

     We also entered into an agreement with Phoenix Management International Ltd. ("Phoenix"), a company owned by one of our shareholders and former officers. Under the terms of the agreement, Phoenix provided us with consulting services in connection with planned acquisitions. The agreement was effective through June 30, 2001, thereafter remaining in force for a rolling period of 12 months. This agreement provided for termination by us upon 6 month notice. Compensation for such services totaled $23,250 and $72,000 for the years ended December 31, 2000 and 1999, respectively. The agreement specified that compensation in the years 2000 and 2001 were to be $88,200 and $46,200, respectively. Effective March 31, 2000, $100,000 of the outstanding balance payable to Phoenix was converted into 500,000 shares of our common stock. This agreement was terminated by the mutual consent of the parties in 2000.

     As of December 31, 2000, we had $93,473 of notes payable to a former officer and director of our company, who is also currently one of our shareholders. The notes bear interest at the prime rate, plus 5.25% to 6% per annum and are due on demand. Interest expense for 2000 and 1999 was $55,659 and $56,234, respectively. This matter is currently subject to litigation.

     As of December 31, 2000, we received loan advances from a shareholder totaling $138,000. These loans bear interest at 10% per annum and are convertible, at the option of the holder, into shares of our common stock at a price equal to 50% of the market price of our common stock at the date of conversion.

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

     2.0   Agreement between the Company and Naidger Power Systems, Inc.**

     3.1   Certificate and Articles of Incorporation*

     3.3   Amendment to Articles of Incorporation***

     3.4   Amendment to Articles of Incorporation***

     3.5   Amendment to Articles of Incorporation****

     3.2   Bylaws*

     10.2  Asset Purchase Agreement between the Company and MaxPlanet Corp.*****

     10.3 Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****

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

**** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated December 8, 2000, and incorporated herein by reference.

***** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated October 31, 2000, and incorporated herein by reference.

(b)  Reports on Form 8-K
     -------------------

     On October 17, 2000, we filed a report on Form 8-K, advising of the MPC asset acquisition and issuance of 3.5 million common shares in consideration therefore.

     On December 8, 2000, we filed a report on Form 8-K, advising of the sale of Polcorp and its wholly owned subsidiary, as well as the change in our management.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2001.

                                       ONECLASS SYNERGY CORPORATION
                                       (Registrant)


                                       By: s/ Henry Val
                                          -------------------------------------
                                          Henry Val, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2001.



                                       s/ Henry Val
                                       ----------------------------------------
                                       Henry Val, Director


                                       s/ Israel Goldreich
                                       ----------------------------------------
                                       Israel Goldreich, Director


                                       ----------------------------------------
                                       Stephen A. Rosenburgh, Director

                          ONECLASS SYNERGY CORPORATION

                  Exhibit Index to Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2000

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

3.1   Certificate and Articles of Incorporation                             *

3.2   Bylaws                                                                *

3.3   Amendment to Articles of Incorporation                              ***

3.4   Amendment to Articles of Incorporation                              ***

3.5   Amendment to Articles of Incorporation                             ****

10.2  Asset Purchase Agreement between the Company and                  *****
      MaxPlanet Corp.

10.3  Agreement to Purchase Shares Between the Company                   ****
      and Suncrest Management Services, S.A.

----------------

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

**** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated December 8, 2000, and incorporated herein by reference.

***** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated October 31, 2000, and incorporated herein by reference.