Form 10QSB
period 2001-03-31
NPS INTERNATIONAL CORP
filed 2001-05-25
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-25388



                          ONECLASS SYNERGY CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)



                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   86-0214815
                                   ----------
                        (IRS Employer Identification No.)

                                4400 US Highway 9
                                 Freehold, N.J.
                                ----------------
                    (Address of principal executive offices)

                                812 Proctor Ave.
                             Ogdensburg, N.Y. 13669
                            ------------------------
          (Former name or former address, if changed since last report)

                                      07728
                                      -----
                                   (Zip Code)

                                 (732) 625-0770
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 24, 2001 was 17,236,411 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended March 31, 2001 are attached hereto.

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

OVERVIEW

     In November 1998, we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in our principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. These businesses were subsequently sold and we have no current operations and we did not generate any revenues during the three month period ended March 31, 2001. Our current intention is to seek to acquire assets or shares of an entity actively engaged in business, in exchange for issuance of our securities.

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

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the three-month period ended March 31, 2001.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - We did not file a report on Form 8-K during the three month period ended March 31, 2001.

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                           2001         2000
                                                       -----------  -----------
Current assets:
   Cash                                                $         -  $     6,749
                                                       -----------  -----------

          Total current assets                                   -        6,749
                                                       -----------  -----------

Other assets:
   Due from former affiliate                               300,633      300,633
   Intangibles                                             123,000      123,000
                                                       -----------  -----------

                                                           423,633     423,633
                                                       -----------  ----------

                                                       $   423,633  $  430,382
                                                       ===========  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses               $   267,041  $  247,972
   Loans payable                                           152,300     138,000
   Notes payable - stockholder                              93,473      93,473
   Convertible debt                                        175,000     175,000
                                                       -----------  ----------

          Total current liabilities                        687,814     654,445
                                                       -----------  ----------

Stockholders' deficit:
   Common stock, $.0001 par value,
      100,000,000 shares authorized;
      17,236,411 shares outstanding in 2001 and 2000         1,724       1,724
   Additional paid-in capital                            1,442,367   1,442,367
   Accumulated deficit                                  (1,708,272) (1,668,154)
                                                       -----------  ----------

                                                          (264,181)   (224,063)
                                                       -----------  ----------

                                                       $   423,633  $  430,382
                                                       ===========  ==========

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)
                                              Three-month period ended
                                                       March 31,
                                              -------------------------
                                                  2001         2000
                                              -----------   -----------

Revenues                                      $         -   $         -
                                              -----------   -----------


Operating expenses:
   Selling and administrative                      36,367       73,272
   Interest expense                                 3,750        6,257
                                              -----------   ----------

                                                   40,117       79,529
                                              -----------   ----------

Loss from continuing operations                  (40,117)      (79,529)

Loss from divested operations                          -       (44,566)
                                              ----------    ----------


Net loss                                      $  (40,117)   $ (124,095)
                                              ==========    ==========

Per share data:
   Continuing operations                      $    (0.00)   $    (0.01)
   Discontinued operations                          0.00          0.00
                                              ----------    ----------

                                              $    (0.00)   $    (0.01)
                                              ==========    ==========

Weighted average shares outstanding           17,236,411    10,626,411
                                              ==========    ==========

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                       Three-month periods ended
                                                               March 31,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Cash flows from operating activities:
 Net loss                                              $ (40,117)     $(124,095)
                                                       ---------      ---------
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             -         21,499
     Obligations satisfied through issuance
      of common stock                                          -        430,515
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable              -       (116,265)
       (Increase) decrease in prepaid expenses                 -         (6,348)
       (Increase) decrease in inventory                        -       (121,682)
       Increase (decrease) in accounts payable
        and accrued expenses                              19,068       (125,265)
       Increase (decrease) in accrued taxes                    -          3,749
       Increase (decrease) in payable under
        service agreement                                      -       (154,125)
                                                       ---------      ---------

             Total adjustments                            19,068        (67,922)
                                                       ---------      ---------

    Net cash used in operating activities                (21,049)      (192,017)
                                                       ---------      ---------

Cash flows from financing activities:
 Loans from affiliate                                          -        121,485
   Loans from stockholder                                 14,300              -
   Proceeds from note payable                                  -         21,218
                                                       ---------      ---------

    Net cash provided by financing activities             14,300        142,703
                                                       ---------      ---------

    Net decrease in cash                                  (6,749)       (49,314)

    Cash balance at beginning of period                    6,749        134,330
                                                       ---------      ---------

    Cash balance at end of period                      $       -      $  85,016
                                                       =========      =========

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (formerly NPS International Corporation)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (unaudited)


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

     These statements should be read in conjunction with the financial statements of OneClass Synergy Corporation (formerly NPS International Corporation) and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

                                   SIGNATURE


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONECLASS SYNERGY CORPORATION
                                       (Registrant)

                                       Dated:  May 24, 2001


                                       By:s/ Henry Val
                                          ----------------------------
                                          Henry Val, President