Form 10QSB
period 2001-06-30
ABCI HOLDINGS INC
filed 2001-09-20
CIK 104401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

                         Commission File Number: 0-25388


                               ABCI Holdings, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   86-0214815
                                   ----------
                        (IRS Employer Identification No.)


                               5897 Oberlin Drive
                                    Suite 210
                                  San Diego, Ca
                                ----------------
                    (Address of principal executive offices)


                                4400 US Highway 9
                                 Freehold, N.J.
                            ------------------------
          (Former name or former address, if changed since last report)


                                      92121
                                      -----
                                   (Zip Code)


                                 (760) 434-8486
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 20, 2001 was 10,863,333 common shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended June 30, 2001 are attached hereto.

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

OVERVIEW

     In November 1998, we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in our principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. These businesses were subsequently sold and we have no current operations and we did not generate any revenues during the three month period ended June 30, 2001. Our intention is to seek to acquire assets or shares of an entity actively engaged in business, in exchange for issuance of our securities.

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

     Effective May 29, 2001, the "Company" entered into a letter of intent with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction require the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock shall be issued for every fifty (50) share presently outstanding and thereafter, issue to the ABCI shareholders and certain finders, an aggregate of 6,800,000 "restricted" common shares, representing approximately 95% of the Company's then outstanding common stock, in exchange for all of the issued and outstanding shares of ABCI. A copy of the applicable letter of intent is attached as an Exhibit to Form 8-K filed by the Company on June 5, 2001.

     The terms and conditions contained in the letter of intent and the proposed share exchange is subject to satisfaction of various conditions, including completion of due diligence activities, the approval of the transaction by the ABC shareholders, the approval of the proposed transaction by the shareholders of the Company and ABC successfully consummating a convertible debt financing of up to $1,000,000, in order to clear title to its Canadian plant. If the proposed transaction with ABCI is consummated, some of the present officers and directors of the Company are expected to resign their respective positions with the Company, to be replaced by certain members of the present management of ABCI.

     Effective August 11, 2001, ABCI Holdings, Inc. (formerly OneClass Synergy Corp.) (the "Company") entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company has agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock shall be issued for every fifty (50) share presently outstanding and thereafter, issue to the ABCI shareholders and certain finders, an aggregate of up to 10,863,000 "restricted" common shares subject to certain adjustments, representing approximately 85% of the Company's then outstanding common stock, change the name of the Company to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. The effective date of the merger was the record date of reverse stock split, August 11, 2001. A copy of the agreement is attached to Form 8-K filed on August 27, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - We did file a report on Form 8-K during the three month period ended June 30, 2001, reporting the execution of a letter of intent for acquisition of 85% of the securities of the Company.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behlf by the undersigned thereunto duly authorized.


                                        ABCI Holdings, Inc.

Date: September 19, 2001                /s/ FLOYD RYAN
                                        -------------------
                                        Floyd Ryan
                                        President

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                      Condensed Consolidated Balance Sheet

                                     ASSETS
                                                                    June 30     December 31
                                                                      2001         2000
                                                                    ---------   ------------
                                                                       Unaudited
      CURRENT ASSETS
          Cash                                                    $             $     6,749
          ----------------------------------------------------------------------------------
             TOTAL CURRENT ASSETS                                           0         6,749

      OTHER ASSETS:
          Due from former affiliate                                   300,633       300,633
          Intangibles                                                 123,000       123,000
          ----------------------------------------------------------------------------------
            Total other assets                                        423,633       423,633

          ----------------------------------------------------------------------------------
               TOTAL ASSETS                                       $   423,633   $   430,382
          ==================================================================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      CURRENT LIABILITIES
          Accounts payable and accrued liabilities                $   272,077   $   247,972
          Notes payable                                               152,300       138,000
          Notes payable-shareholder                                    93,473        93,473
          Convertible debt                                            175,000       175,000
          ----------------------------------------------------------------------------------
            TOTAL CURRENT LIABILITIES                                 692,850       654,445

      LONG TERM LIABILITIES

      STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, $.0001 par value, 100,000,000
            shares authorized: 17,236,411 outstanding                   1,724         1,724
          Additional paid-in capital                                1,442,367     1,442,367
          Accumulated deficit                                      (1,713,308)   (1,668,154)
          ----------------------------------------------------------------------------------
            Total stockholders' deficit                              (269,217)     (224,063)

          ----------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   423,633   $   430,382
          ==================================================================================

                  ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                    Condensed Consolidated Income Statement


                                                      Six Months     Six Months     Three Months     Three Months
                                                        Ended          Ended           Ended             Ended
                                                     June 30,2001   June 30,2000    June 30,2001     June 30,2000
------------------------------------------------------------------------------------------------------------------
REVENUE                                             $               $  1,194,480    $                $    553,129

DIRECT COSTS                                                           1,061,398                          505,983
------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                    133,082                           47,146

EXPENSES
      General and administrative expenses                 37,368         490,361           1,000          302,830

------------------------------------------------------------------------------------------------------------------

           NET LOSS FROM OPERATIONS                      (37,368)       (357,279)         (1,000)        (255,684)

OTHER EXPENSE (INCOME)
      Interest expense                                     7,786          41,019           4,036           20,791
      Interest (income)                                                   (6,071)                          (1,815)
      Gain on sale of assets                                                (139)                             988
------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER EXPENSE (INCOME)                      7,786          34,809           4,036           19,964

TAXES                                                                     13,807                            6,154

------------------------------------------------------------------------------------------------------------------
           NET LOSS                                 $    (45,154)   $   (405,895)   $     (5,036)    $   (281,802)
===================================================================================================================


      Weighted Average Shares                         17,236,411      12,008,334      17,236,411       13,390,257
      Loss per share                                $      nil      $      (0.03)          nil       $      (0.02)

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                 Condensed Consolidated Statements of Cash Flows

                                                         Six Months    Six Months
                                                           Ended         Ended
                                                        June 30,2001  June 30,2000
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                           $  (45,154)   $ (405,895)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization                                                     61,217
         Obligations satisfied through common stock                      518,015
         Changes in:
         Accounts receivable                                             (86,258)
         Accounts payable and accrued expenses              24,105      (143,510)
         Inventory                                                       (42,561)
         Prepaid expenses                                                  4,663
         Accrued taxes                                                     8,594
         Service agreement                                              (102,746)

---------------------------------------------------------------------------------
Net Cash Used in Operating Activities                      (21,049)     (188,481)

CASH FLOWS FROM INVESTING ACTIVITIES

---------------------------------------------------------------------------------
Net Cash Used by Investing Activities                            0             0

CASH FLOWS FROM FINANCING ACTIVITIES
         Stockholder loans                                  14,300        20,302
         Loans from affiliate                                            121,485

---------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                   14,300       141,787

         NET INCREASE IN CASH                               (6,749)      (46,694)

     Cash, beginning of the year                             6,749       134,330

---------------------------------------------------------------------------------
     Cash, June 30                                      $        0    $   87,636
=================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:


SUPPLEMENTAL INFORMATION:
         Interest paid                                  $        0    $        0
         Taxes paid                                     $        0    $        0

                          ONECLASS SYNERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PREPARATION

The unaudited financial statements of OneClass Synergy Corporation (formerly NPS International Corporation) (the "Company") presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10-K for the year ended December 31, 2000.


2.       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3.       SUBSEQUENT  EVENTS

Effective August 11, 2001 the Company entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California Corporation. The Company has agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock shall be issued for every fifty (50) shares presently outstanding. After the reverse split the Company will issue to the ABC shareholders, and certain finders, an aggregate of up to 10,863,000 "restricted" common shares, representing approximately 85% of the Company's then outstanding common stock. The Company will change the name to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. For additional information please refer to the 8-K filed with the SEC on August 27, 2001.