Form 10KSB/A
period 2000-12-31
ABCI HOLDINGS INC
filed 2001-10-02
CIK 104401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            AMENDMENT TO FORM 10-KSB

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-25388

                          ABCI HOLDINGS, INC. FORMERLY
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

                               5287 Oberlin Drive
                                    Suite 210
                               San Diego, Ca 92121
                                 (760) 730-3828
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty Eight Pages.
                  Exhibit Index is located at Page Forty Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          ONECLASS SYNERGY CORPORATION

                                                                      PAGE
                                                                      ----

Facing Page
Index
PART I
Item 1.    Description of Business.................................     1
Item 2.    Description of Property.................................     7
Item 3.    Legal Proceedings.......................................     7
Item 4.    Submission of Matters to a Vote of
               Security Holders....................................     8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.....................     8
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................     8
Item 7     Financial Statements....................................   F-1-F-20
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure............................    12


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act...................     8
Item 10.   Executive Compensation..................................    13
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...............................    14
Item 12.   Certain Relationships and Related
               Transactions........................................    15

PART IV
Item 13.   Exhibits and Reports on Form 8-K........................    16


SIGNATURES.........................................................    17

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

ITEM 7.  FINANCIAL STATEMENTS


                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
Independent Auditors' Report                                                               F-2

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


                                        HORTON & COMPANY, L.L.C.

Wayne, New Jersey
May24, 2001, except for the Notes 14 and 15, as to which the date is July 26, 2001

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                       2000                 1999
                                                                                       ----                 ----
                                     ASSETS
Current assets:
   Cash                                                                             $      6,749         $  134,330
   Accounts receivable                                                                         -            144,180
   Prepaid expenses                                                                            -             17,461
   Inventories                                                                                 -            200,855
   Due from affiliates                                                                         -              6,400
                                                                                    -------------        ----------
          Total current assets                                                              6,749           503,226
                                                                                    -------------        ----------
Machinery and equipment, net                                                                    -           147,048
                                                                                    -------------        ----------
Other assets:
   Intangibles                                                                            123,000                 -
   Goodwill, net                                                                                -           357,129
   Deferred acquisition costs                                                                   -           322,282
                                                                                    -------------        ----------
                                                                                          123,000           679,411
                                                                                    -------------        ----------
                                                                                    $     129,749        $1,329,685
                                                                                    =============        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                                                $           -        $  228,990
   Accounts payable and accrued expenses                                                  247,972           522,281
   Accrued taxes                                                                                -            58,955
   Customer deposits                                                                            -            39,076
   Loans payable                                                                          138,000           152,000
   Notes payable - stockholder                                                             93,473            70,092
   Note payable to former affiliate                                                        70,000                 -
   Convertible debt                                                                       175,000           175,000
   Payable under service agreement                                                        202,712           179,393
                                                                                    -------------        ----------
          Total current liabilities                                                       927,157         1,425,787
                                                                                    -------------        ----------
Stockholders' deficit:
   Common stock, $.0001 par value,
      100,000,000 shares authorized;
      10,626,411 shares outstanding in 1999
      17,236,411 shares outstanding in 2000                                                 1,724             1,063
   Additional paid-in capital                                                           1,442,367           680,528
   Accumulated deficit                                                                 (2,241,499)         (757,530)
   Accumulated other comprehensive loss                                                         -           (20,163)
                                                                                    -------------        ----------
                                                                                         (797,408)          (96,102)
                                                                                    -------------        ----------
                                                                                    $     129,749        $1,329,685
                                                                                    =============        ==========

                 See notes to consolidated financial statements

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                       2000              1999
                                                                       ----              ----
Revenues                                                           $         -        $        -
                                                                   -----------        -----------
Operating expenses:
   Selling and administrative                                          677,752            475,924
   Amortization                                                              -              7,077
   Interest expense                                                     26,539             19,434
   Gain on sale of assets                                                    -              3,570
                                                                   -----------        -----------
                                                                       704,291            506,005
                                                                   -----------        -----------
Loss from continuing operations                                       (704,291)          (506,005)
                                                                   -----------        -----------
Discontinued operations:
   Income (loss) from divested operations                             (240,636)          (175,409)
   Gain (loss) on disposal of divested operations                     (539,042)            26,487
                                                                   -----------        -----------
                                                                      (779,678)          (148,922)
                                                                   -----------        -----------
Net loss                                                           $(1,483,969)       $  (654,927)
                                                                   ===========        ===========
Per share data:
   Continuing operations                                           $     (0.05)       $     (0.05)
   Discontinued operations                                               (0.06)             (0.01)
                                                                   -----------        -----------
                                                                   $     (0.11)       $     (0.06)
                                                                   ===========        ===========
Historical weighted average shares outstanding                      13,622,685         10,493,147
                                                                   ===========        ===========


                 See notes to consolidated financial statements

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                               COMMON STOCK                                       ACCUMULATED
                                         ---------------------    ADDITIONAL                        OTHER
                                           SHARES       PAR        PAID-IN      ACCUMULATED      COMPREHENSIVE     COMPREHENSIVE
                                           ISSUED      VALUE       CAPITAL        DEFICIT            LOSS               LOSS
                                           ------      -----       -------        -------            ----               ----
Balances at January 1, 1999              10,331,394    $1,033    $  521,558     $   (102,603)    $      3,785      $          -
Shares issued in satisfaction
   of various liabilities                   295,017        30       158,970                -                -                 -
Other comprehensive loss,
   net of tax:
   Foreign currency translation                   -         -             -                -          (23,948)          (23,948)
Net loss                                          -         -             -        1(654,927)              -          (654,927)
                                         ----------    ------    ----------      -----------     ------------       -----------
Comprehensive loss                                                                                                 $   (678,875)
                                                                                                                   ============
Balances at December 31, 1999            10,626,411     1,063       680,528         (757,530)         (20,163)     $          -
Shares issued in satisfaction
   of various liabilities                 3,110,000       311       639,189                -                -                 -
Other comprehensive income,
   net of tax:
   Realization of foreign currency
   translation                                    -         -             -                -           20,163                 -
Shares issued to acquire assets           3,500,000       350       122,650                -                -                 -
Net loss                                          -         -             -       (1,483,969)               -        (1,483,969)
                                         ----------    ------    ----------      -----------     ------------       -----------
Balances at December 31, 2000            17,236,411    $1,724    $1,442,367      $(2,241,499)    $          -       $(1,483,969)
                                         ==========    ======    ==========      ===========     ============       ===========

                 See notes to consolidated financial statements

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------
                                                                                                2000              1999
                                                                                                ----              ----
Cash flows from operating activities:
   Net loss                                                                                 $(1,483,969)       $(654,927)
                                                                                            -----------        ---------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                           85,120          137,969
         Non-cash expenses of divested operations                                               -                    453
         Expenses paid through issuance of common stock                                         518,015          159,000
         (Gain) loss on sale of divested operations                                             539,042          (26,487)
         Gain on sale of assets                                                                 -                 (1,435)
         Changes in assets and liabilities, net of effect of business combination:
            (Increase) decrease in accounts receivable                                          (92,117)          23,258
            (Increase) decrease in prepaid expenses                                               7,658          (13,306)
            (Increase) decrease in inventory                                                     49,104          (45,574)
            Increase (decrease) in accounts payable and accrued expenses                         70,694           37,975
            Increase (decrease) in accrued taxes                                                (13,856)         (27,395)
            Increase (decrease) in customer deposits                                            (39,076)         (33,812)
            Increase (decrease) in payable under service agreement                               33,319          171,871
                                                                                             -----------        ---------
                  Total adjustments                                                           1,157,903          382,517
                                                                                            -----------        ---------
         Net cash used in operating activities                                                 (326,066)        (272,410)
                                                                                            -----------        ---------
Cash flows from investing activities:
   Capital expenditures                                                                               -         (129,841)
   Proceeds from sale of assets                                                                       -            1,560
   Proceeds from sale of divested segment                                                             -           68,000
                                                                                            -----------        ---------
         Net cash used in investing activities                                                        -          (60,281)
                                                                                            -----------        ---------
Cash flows from financing activities:
   Loans from affiliate                                                                         121,485                -
   Proceeds from convertible debt                                                                     -          175,000
   Proceeds from loans                                                                           77,000          135,000
   Principal payments on loan obligations                                                             -          (50,000)
   Repayment of note payable - stockholder                                                            -          (10,514)
                                                                                            -----------        ---------
         Net cash provided by financing activities                                              198,485          249,486
                                                                                            -----------        ---------
         Net (decrease) increase in cash                                                       (127,581)         (83,205)

         Cash balance at beginning of year                                                      134,330          217,535
                                                                                            -----------        ---------

         Cash balance at end of year                                                        $     6,749        $ 134,330
                                                                                            ===========        =========

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

                  HISTORY AND BUSINESS ACTIVITY

         OneClass Synergy Corporation (formerly NPS International Corporation) was incorporated in the State of Delaware in 1967. Through March 31, 1999, the Company's security division provided security guard services to industrial, commercial, governmental and other institutional clients in the St. Louis, Missouri, metropolitan area. Effective March 31, 1999, the Company disposed of its security division (Note 13).

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  GOING CONCERN

         Since inception, the Company has incurred losses from administrative expenses and from costs incurred in connection with acquisitions, either consummated or planned. The Company has incurred operating losses and, as of December 31, 2000, has divested itself of all operating activities. At December 31, 2000 and 1999, the Company had working capital deficiencies of approximately $920,000 for each year. In addition, the Company has stockholders' deficits of approximately $797,000 and $96,000 at December 31, 2000 and 1999, respectively. The Company has been dependent upon capital raised from the sale of common stock and upon loans from related and unrelated parties. The Company anticipates that it will require additional capital and/or financing to continue as a going concern until it attains an adequate and consistent revenue stream and profitable operations. There can be no assurance, however, that sufficient capital and/or financing will be available. These issues raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income." In addition to net income, comprehensive income is comprised of "other comprehensive income" which includes all charges and credits to equity that are not the result of transactions with owners of the Company's common stock.

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

         Effective March 31, 2000, three entities elected to convert indebtedness due from NPS to equity in the Company as follows:

                                                 DEBT                 SHARES
                                               CONVERTED              ISSUED
                                               ---------              ------
                  Suncrest (Note 10)            $300,000            1,500,000
                  Phoenix (Note 10)              100,000              500,000
                  NCC (Note 8)                   152,000              760,000
                                                --------             --------

                                                $552,000            2,760,000
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

10.      RELATED PARTY TRANSACTIONS

                  SERVICE AGREEMENT

         Through September 2000, the Company operated under a service agreement with Suncrest Management Services, S.A. ("Suncrest"), a company incorporated in Nevis, West Indies, and which is also a significant stockholder of NPS International Corporation. Under the terms of the agreement, Suncrest provides a variety of management and consulting services for a five-year period ending April 30, 2002. In return, Suncrest received a service fee of $8,500 per month, payable in advance on the first day of each month during the first 12 months of the agreement. During each subsequent 12-month period, the monthly service fee was increased by 10% over the previous 12-month period. The agreement was terminated in September 2000. Suncrest charged a lump-sum termination payment equal to all service fees for the unexpired term of the agreement plus all outstanding out-of-pocket expenses. During July 2001, the amounts due under the service agreement was satisfied by the issuance of post-split shares of the Company's common stock (Note 15).

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

                  LOANS PAYABLE-FORMER AFFILIATE

         Loans payable-former affiliate represents advances made to the Company by Suncrest, bearing 8% interest and are payable in 2003 (Note 15).

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

12.      COMMITMENTS AND CONTINGENCIES

                  LEASE AGREEMENTS

         In conjunction with the assets acquired from MPC, as described in Notes 1 and 9, the Company has also agreed to lease its corporate office under an operating lease agreement from MPC and use the services of MPC's Internet development and production facility in Miami, Florida, in order to generate users and customers to products and services to be offered by the Company. This agreement requires the Company to pay $5,000 per month to MPC until September 2001, which term will automatically renew for successive one year terms until written notice of termination is provided.

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

                  INVESTOR RELATIONS AGREEMENT

         Effective August 1999, the Company entered into an investor relations agreement with JC Connections Limited ("JC"). Under the terms of the agreement, JC is to be paid a monthly fee of $3,000 plus expenses, during the six-month term of the agreement. JC also received 30,000 restricted shares of the Company's common stock. In addition, JC is to be paid a commission on any funds raised as a direct or indirect result of introduction of investors or financing sources to the Company calculated as follows: 10% for up to $1 million; 5% from $1-$2 million; 4% from $2-$3 million, 3% from $3-$4million; 2% from $4-$5 million and 1% over $5 million of the funds raised. This agreement was terminated during 2000.

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

13.      DIVESTED OPERATIONS

                  POLCORP INDUSTRIES, INC.

         Effective December 20, 2000, the Company disposed of its manufacturing operations, which were conducted in Poland by Polcorp through its wholly-owned operating subsidiaries, Metrix Metal, L.L.C. and Metrix Tools, L.L.C. The operating results of the manufacturing operation have been reported as discontinued operations in the consolidated state of operations. The Company sold its manufacturing operations to Suncrest Management Services, S.A. ("Suncrest"), a significant shareholder of the Company. Polcorp and its subsidiaries were sold for $100,000 (Note
         14).

         Assets and liabilities of the divested operations consisted of the following:

                   Cash                                        $    52,218
                   Accounts receivable                             236,297
                   Prepaid expenses                                  6,053
                   Inventories                                     151,751
                   Machinery and equipment, net                     86,154
                   Intangibles                                     293,940
                   Long-term debt                                 (228,990)
                   Accounts payable and accrued expenses          (354,262)
                   Other liabilities                               (71,651)
                                                                ----------

                   Net assets of divested segment               $  171,510
                                                                ==========

         In addition, the conjunction with the disposal of the Polcorp operations, the Company wrote-off $467,532 of goodwill and deferred acquisition costs that had been incurred in connection with the acquisition of the Metrix Companies and other planned acquisitions by Polcorp, which did not materialize.

         The following table summarizes selected financial data of the Company's divested operations:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                       2000              1999
                                                       ----              ----

        Revenues                                     $1,667,908      $2,454,287
        Expenses                                      1,908,544       2,636,345
                                                      ---------       ---------

        Loss from divested operations                $  240,636      $  182,058
                                                     ==========      ==========

                  SECURITY DIVISION

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

         Assets and liabilities of the divested segment consisted of the following:

                  Accounts receivable                          $ 78,625
                  Other current assets                           10,955
                  Intangible assets, net                          7,643
                  Accounts payable and accrued expenses         (48,710)
                                                               --------

                  Net assets of divested segment              $  48,513
                                                              =========

         The following table summarizes selected financial data of the Company's divested operations:

                                                          THREE-MONTHS ENDED
                                                            MARCH 31, 1999
                                                            --------------
                  Revenues                                       $166,104
                  Expenses                                        159,455
                                                                ---------

                  Income from divested operations              $    6,649
                                                               ==========

         Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

14.      RESTATEMENT

         The Company's financial statements as of December 31, 2000 and for the year then ended have been restated. The restatement arises from errors in recording the effect of the termination of the service agreement with Suncrest Management Services, S.A. ("Suncrest") and the sale of Polcorp (Note 13). According to the terms of the sale of Polcorp, the parties are released from all claims and obligations to each other, including intercompany receivables and payables. The original presentation did not reflect this adjustment. In addition, the financial statements incorrectly presented the amount of liability that was due to Suncrest as a result of the termination of the service agreement.

         The effect of the restatement is as follows:

                                                             AS PREVIOUSLY
                                                                REPORTED          AS RESTATED
                                                                --------          -----------
         Balance sheet:
           Due from former affiliate                          $    300,633      $      -
           Notes payable to former affiliate                       -                    70,000
           Payable under service agreement                         -                   202,712
           Accumulated deficit                                  (1,668,154)         (2,241,499)

         Statement of operations:
           Selling and administrative                              577,752             677,752
           Loss on disposal of divested operations                 (65,697)           (539,042)
           Net loss                                               (910,624)         (1,483,969)

         Per share data:
           Discontinued operations                            $      (0.02)     $        (0.06)

         The restatement had no effect on the balances previously presented on the December 31, 1999 balance sheet or in the statement of operations for the year then ended.

15.      SUBSEQUENT EVENTS

                  SETTLEMENT AGREEMENTS

         On July 26, 2001, the Company entered into a settlement agreement with Suncrest Management Services, S.A. The note payable to former affiliate and the amounts due under the service agreement which totaled approximately $280,000 were satisfied by the issuance of 150,000 post-split shares of the Company's common stock.

         On July 26, 2001, the Company entered into another settlement agreement with the president of the Company. The Company issued 35,000 post-split shares of its common stock in lieu of the loans outstanding to the Company, expenses incurred by the president as well as unpaid compensation.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 2, 2001.

                                       ABCI HOLDINGS, INC. FORMERLY
                                       ONECLASS SYNERGY CORPORATION
                                       (Registrant)


                                       By: s/ Floyd Ryan
                                          -------------------------------------
                                         Floyd Ryan, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 2, 2001.



                                       s/ Thomas N. Carter
                                       ----------------------------------------
                                       Thomas N. Carter, Director

                          ONECLASS SYNERGY CORPORATION

                  Exhibit Index to Annual Report on Form 10-KSB
                   For the Fiscal Year Ended December 31, 2000

EXHIBITS

2.0 Plan of Reorganization between the Company and Naidger Power Systems, Inc.**

3.1   Certificate and Articles of Incorporation*

3.2   Bylaws*

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