Form 10QSB/A
period 2001-03-31
ABCI HOLDINGS INC
filed 2001-10-03
CIK 104401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              AMENDMENT FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-25388

                               ABCI HOLDINGS, INC.
                      FORMERLYONECLASS SYNERGY CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)



                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   86-0214815
                                   ----------
                        (IRS Employer Identification No.)

                               5287 Oberlin Drive
                                    Suite 210
                               San Diego, Ca 92121

                                ----------------
                    (Address of principal executive offices)

                                4400 US Highway 9
                                 Freehold, N.J.

                            ------------------------
          (Former name or former address, if changed since last report)

                                      92121
                                      -----
                                   (Zip Code)

                                 (760) 730-3828
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X   No     .
   ------   -----

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

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)


                                    CONTENTS


Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                     Page Number
         Condensed Consolidated Balance Sheets as of
         March 31, 2001 (unaudited) and December 31, 2000.                                              8

         Condensed Consolidated Statements of Operations
         for the three-month periods ended March 31, 2001 and 2000 (unaudited)                          9

         Condensed Consolidated Statements of Cash Flows
         for the three-month periods ended March 31, 2001 and 2000 (unaudited)                         10

         Notes to Condensed Consolidated Financial Statements (unaudited)                           11-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                        2-5

Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                               6

         Signatures                                                                                    13


                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         (UNAUDITED)
                                                                          MARCH 31,    DECEMBER 31,
                                                                             2001          2000
                                                                         -----------   ------------
                                     ASSETS
Current assets:
   Cash                                                                  $        --   $      6,749
                                                                         -----------   ------------

          Total current assets                                                    --          6,749
                                                                         -----------   ------------
Other assets:
   Intangibles                                                               123,000        123,000
                                                                         -----------   ------------
                                                                             123,000        123,000
                                                                         -----------   ------------
                                                                         $   123,000   $    129,749
                                                                         ===========   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                 $   267,041   $    247,972
   Loans payable                                                             152,300        138,000
   Notes payable - stockholder                                                93,473         93,473
   Note payable to former affiliate                                           70,000         70,000
   Payable under service agreement                                           202,712        202,712
   Convertible debt                                                          175,000        175,000
                                                                         -----------   ------------

          Total current liabilities                                          960,526        927,157
                                                                         -----------   ------------

Stockholders' deficit:
   Common stock, $.0001 par value,
      100,000,000 shares authorized;
      17,236,411 shares outstanding in 2001 and 2000                           1,724          1,724
   Additional paid-in capital                                              1,442,367      1,442,367
   Accumulated deficit                                                    (2,281,617)    (2,241,499)
                                                                         -----------   ------------
                                                                            (837,526)      (797,408)
                                                                         -----------   ------------
                                                                         $   123,000   $    129,749
                                                                         ===========   ============


                             See accompanying notes

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      (UNAUDITED)
                                                              THREE-MONTH PERIOD ENDED
                                                                       MARCH 31,
                                                                  2001           2000
                                                              ------------    ----------
Revenues                                                      $         --    $       --
                                                              ------------    ----------

Operating expenses:
   Selling and administrative                                       36,367          73,272
   Interest expense                                                  3,750           6,257
                                                              ------------    ------------

                                                                    40,117          79,529
                                                              ------------    ------------
Loss from continuing operations                                    (40,117)        (79,529)

Loss from divested operations                                           --         (44,566)
                                                              ------------    ------------

Net loss                                                      $    (40,117)   $   (124,095)
                                                              ============    ============

Per share data:
   Continuing operations                                      $      (0.00)   $      (0.01)
   Discontinued operations                                            0.00            0.00
                                                              ------------    ------------

                                                              $      (0.00)   $      (0.01)
                                                              ============    ============

Weighted average shares outstanding                             17,236,411      10,626,411
                                                              ============    ============


                             See accompanying notes

                          ONECLASS SYNERGY CORPORATION
                                AND SUBSIDIARIES
                    (FORMERLY NPS INTERNATIONAL CORPORATION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    (UNAUDITED)
                                                                                              THREE-MONTH PERIODS ENDED
                                                                                                     MARCH 31,
                                                                                                 2001         2000
                                                                                              ---------    ---------
Cash flows from operating activities:
   Net loss                                                                                   $ (40,117)   $(124,095)
                                                                                              ---------    ---------
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                               --       21,499
         Obligations satisfied through issuance of common stock                                      --      430,515
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                                               --     (116,265)
            (Increase) decrease in prepaid expenses                                                  --       (6,348)
            (Increase) decrease in inventory                                                         --     (121,682)
            Increase (decrease) in accounts payable and accrued expenses                         19,068     (125,265)
            Increase (decrease) in accrued taxes                                                     --        3,749
            Increase (decrease) in payable under service agreement                                   --     (154,125)
                                                                                              ---------    ---------

                  Total adjustments                                                              19,068      (67,922)
                                                                                              ---------    ---------

         Net cash used in operating activities                                                  (21,049)    (192,017)
                                                                                              ---------    ---------
Cash flows from financing activities:
   Loans from affiliate                                                                              --      121,485
   Loans from stockholder                                                                        14,300           --
   Proceeds from note payable                                                                        --       21,218
                                                                                              ---------    ---------

         Net cash provided by financing activities                                               14,300      142,703
                                                                                              ---------    ---------

         Net decrease in cash                                                                    (6,749)     (49,314)

         Cash balance at beginning of period                                                      6,749      134,330
                                                                                              ---------    ---------

         Cash balance at end of period                                                        $      --    $  85,016
                                                                                              =========    =========


                             See accompanying notes

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

2.       RESTATEMENT

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

         The effect of the restatement on the March 31, 2001 balance sheet is as follows:


                                                                            AS PREVIOUSLY
                                                                               REPORTED          AS RESTATED
                                                                            -------------        -----------
        Balance sheet:
           Due from former affiliate                                         $    300,633        $        --
           Notes payable to former affiliate                                           --             70,000
           Payable under service agreement                                             --            202,712
           Accumulated deficit                                                 (1,708,272)        (2,281,617)


         The restatement had no effect on the statement of operations, as previously reported, for the three-month period March 31, 2001.

3.       SUBSEQUENT EVENTS

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

                                       ABCI HOLDINGS, INC.
                                       FORMERLY
                                       ONECLASS SYNERGY CORPORATION
                                              (Registrant)

                                       Dated:  October 2, 2001


                                       By: /s/ Floyd Ryan
                                          ----------------------------
                                          Floyd Ryan, President