Form 10QSB/A
period 2001-06-30
ABCI HOLDINGS INC
filed 2001-10-03
CIK 104401

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


                                        ABCI Holdings, Inc.

Date: October 3, 2001                   /s/ FLOYD RYAN
                                        -------------------
                                        Floyd Ryan
                                        President

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                               June 30         December 31
                                                                 2001              2000
                                                              Unaudited
CURRENT ASSETS
    Cash                                                    $                $         6,749
    -----------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                              0             6,749

OTHER ASSETS:
    Intangibles                                                    123,000           123,000
    -----------------------------------------------------------------------------------------
      Total other assets                                           123,000           123,000

    -----------------------------------------------------------------------------------------
         TOTAL ASSETS                                       $      123,000   $       129,749
    =========================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                $      272,077   $       247,972
    Notes payable                                                  152,300           138,000
    Notes payable-shareholder                                       93,473            93,473
    Note payable former affiliate                                   70,000            70,000
    Payable under service agreement                                202,712           202,712
    Convertible debt                                               175,000           175,000
    -----------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                    965,562           927,157

LONG TERM LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 100,000,000
      shares authorized: 17,236,411 outstanding                      1,724             1,724
    Additional paid-in capital                                   1,442,367         1,442,367
    Accumulated deficit                                         (2,286,653)       (2,241,499)
    -----------------------------------------------------------------------------------------
      Total stockholders' deficit                                 (842,562)         (797,408)

    -----------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      123,000   $       129,749
    =========================================================================================


                          Unaudited at June 30, 2001

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Six Months       Six Months       Three Months     Three Months
                                                          Ended            Ended            Ended             Ended
                                                       June 30,2001     June 30,2000      June 30,2001     June 30,2000
      -------------------------------------------------------------------------------------------------------------------
REVENUE                                               $                 $   1,194,480    $                $      553,129

DIRECT COSTS                                                                1,061,398                            505,983
      -------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                         133,082                             47,146

EXPENSES
      General and administrative expenses                     37,368          490,361            1,000           302,830

      -------------------------------------------------------------------------------------------------------------------
           NET LOSS FROM OPERATIONS                          (37,368)        (357,279)          (1,000)         (255,684)

OTHER EXPENSE (INCOME)
      Interest expense                                         7,786           41,019            4,036            20,791
      Interest (income)                                                        (6,071)                            (1,815)
      Gain on sale of assets                                                     (139)                               988
      -------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER EXPENSE (INCOME)                          7,786           34,809            4,036            19,964

TAXES                                                                          13,807                              6,154

      -------------------------------------------------------------------------------------------------------------------
           NET LOSS                                   $      (45,154)   $    (405,895)   $     (5,036)    $     (281,802)
      ===================================================================================================================

      Weighted Average Shares                             17,236,411       12,008,334       17,236,411        13,390,257
      Loss per share                                  $       nil       $       (0.03)          nil       $        (0.02)


                                   Unaudited

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months       Six Months
                                                               Ended            Ended
                                                            June 30,2001    June 30,2000
                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $     (45,154)    $   (405,895)

     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortzation                                                              61,217
         Obligations satisfied through common stock                              518,015
         Changes in:
         Accounts receivable                                                     (86,258)
         Accounts payable and accrued expenses                   24,105         (143,510)
         Inventory                                                               (42,561)
         Prepaid expenses                                                          4,663
         Accrued taxes                                                             8,594
         Service agreement                                                      (102,746)

-----------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                           (21,049)        (188,481)

CASH FLOWS FROM INVESTING ACTIVITIES

-----------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                 0                0

CASH FLOWS FROM FINANCING ACTIVITIES
         Stockholder loans                                       14,300           20,302
         Loans from affiliate                                                    121,485

-----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                        14,300          141,787

         NET INCREASE IN CASH                                    (6,749)         (46,694)

     Cash, beginning of the year                                  6,749          134,330

-----------------------------------------------------------------------------------------
     Cash, June 30                                        $           0     $     87,636
=========================================================================================

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:


SUPPLEMENTAL INFORMATION:
         Interest paid                                    $           0     $          0
         Taxes paid                                       $           0     $          0


                                   Unaudited

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