Form 10QSB
period 2001-09-30
ABCI HOLDINGS INC
filed 2001-11-29
CIK 104401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 29, 2001 was 10,863,333 common shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended September 30, 2001 are attached hereto.

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

OVERVIEW

     In November 1998, we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., which resulted in a significant change in our principal business from a security guard business to a holding company whose subsidiaries are engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, as well as the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. These businesses were subsequently sold and we have no current operations and we did not generate any revenues during the three month period ended September 30, 2001. Our intention is to seek to acquire assets or shares of an entity actively engaged in business, in exchange for issuance of our securities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - We did file a report on Form 8-K during the three month period ended September 30, 2001, reporting the execution of a letter of intent for acquisition of 85% of the securities of the Company.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behlf by the undersigned thereunto duly authorized.


                                        ABCI Holdings, Inc.

Date: November 29, 2001                 /s/ THOMAS N. CARTER
                                        -----------------------
                                        Thomas N. Carter
                                        Chief Executive Officer

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                             September 30      December 31
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


                        Unaudited at September 30, 2001

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Six Months          Six Months         Three Months       Three Months
                                                       Ended               Ended               Ended               Ended
                                                 September 30,2001   September 30,2000   September 30,2001   September 30,2000
      ------------------------------------------------------------------------------------------------------------------------
REVENUE                                          $                   $   1,194,480       $                   $      553,129

DIRECT COSTS                                                             1,061,398                                  505,983
      ------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                      133,082                                   47,146

EXPENSES
      General and administrative expenses                37,368            490,361               1,000              302,830

      ------------------------------------------------------------------------------------------------------------------------
           NET LOSS FROM OPERATIONS                     (37,368)          (357,279)             (1,000)            (255,684)

OTHER EXPENSE (INCOME)
      Interest expense                                    7,786             41,019               4,036               20,791
      Interest (income)                                                     (6,071)                                  (1,815)
      Gain on sale of assets                                                  (139)                                     988
      ------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER EXPENSE (INCOME)                     7,786             34,809               4,036               19,964

TAXES                                                                       13,807                                    6,154

      ------------------------------------------------------------------------------------------------------------------------
           NET LOSS                              $      (45,154)     $    (405,895)      $      (5,036)      $     (281,802)
      ========================================================================================================================

      Weighted Average Shares                        17,236,411         12,008,334          17,236,411           13,390,257
      Loss per share                             $          nil      $       (0.03)                nil       $        (0.02)


                                   Unaudited

                 ONECLASS SYNERGY CORPORATION AND SUBSIDIARIES
                    (formerly NPS International Corporation)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months           Six Months
                                                              Ended                Ended
                                                        September 30,2001    September 30,2000
                                                        --------------------------------------
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

3.       SUBSEQUENT  EVENTS

Effective August 11, 2001 the Company entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California Corporation. The Company has agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the proposed transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock shall be issued for every fifty (50) shares presently outstanding. After the reverse split the Company will issue to the ABC shareholders, and certain finders, an aggregate of up to 10,863,000 "restricted" common shares, representing approximately 85% of the Company's then outstanding common stock. The Company changed its name to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. For additional information please refer to the 8-K filed with the SEC on August 27, 2001.