Form 10KSB
period 2001-12-31
ABCI HOLDINGS INC
filed 2002-04-16
CIK 104401

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-25388

ABCI HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	86-0214815
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4607 Park Boulevard
Suite C
Carlsbad, Ca 92008
(760) 730-3828
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
 none

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $8,615.

        State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 15, 2002: $7,854,240.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 15, 2002, there were 16,363,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

This Form 10-KSB consists of 32 Pages.
Exhibit Index is located at Page 30.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

ABCI HOLDINGS, INC.

		PAGE
Facing Page
Index
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	13
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7	Financial Statements	16
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	26
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	26
Item 10.	Executive Compensation	27
Item 11.	Security Ownership of Certain Beneficial Owners and Management	28
Item 12.	Certain Relationships and Related Transactions	28
PART IV
Item 13.	Exhibits and Reports on Form 8-K	30
SIGNATURES		31

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

        ABCI Holding, Inc., f/k/a OneClass Synergy Corporation, f/k/a NPS International Corporation, f/k/a National Industrial Security Corporation, ("we," "our," "us," or the "Company") was incorporated under the laws of the State of Delaware in 1967. Effective August 11, 2001, ABCI Holdings, Inc. (the "Company") entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock was issued for every fifty (50) shares presently outstanding and thereafter, issue to the ABC shareholders and certain finders, an aggregate of up to 10,863,000 "restricted" common shares subject to certain adjustments, representing approximately 85% of the Company's then outstanding common stock, change the name of the Company to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. The effective date of the merger was the record date of reverse stock split, August 11, 2001. Under the terms of the contract, the officers and directors of the Company resigned their respective positions with the Company, and have been replaced by Thomas N. Carter and Floyd Ryan, who were previously employed as management of ABC.

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

        As a result of this acquisition and the sale of Polcorp, our principal business plan changed. We intended to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. We also intended to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations. Through our network acquired from MPC, we intended to offer a minimum of ten (10) Platform solutions for the advertiser or marketer to choose from, including (i) wireless devices; (ii) World Wide Web; (iii) E-mail; (iv) Interactive TV; (v) Digital Billboards; (vi) Internet Kiosks; (vii) Smart Devices, i.e. PALM, etc.; (viii) ATM Machines; (ix) Desktop Software; and (x) Alternative Media—Mobile Truck Ads/Truck and Bus Wrap, Card Racks.

        As part of the symmetry to this new business plan, on December 8, 2000, a majority of our shareholders consented to the adoption of two amendments to our Articles of Incorporation, including changing our name to "One Class Synergy Corporation" and increasing the number of shares of common stock authorized for issuance to 100,000,000 shares, par value $0.0001 per share.

        During the later part of 2000 and beginning of 2001, the business climate changed, which change caused our management to review the viability of our intended business plan. As part of this analysis, our management considered the lack of investment capital then available to us and the business community at large, for Internet based businesses. As a result, our management elected to terminate our new business plan and seek out other business opportunities.

The Business

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

        These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

        ABCI Holdings, Inc. (the "Company") is a Delaware corporation that merged with American Boardsports Company, Inc., a California corporation ("ABC"), on August 11, 2001 in order to provide the merged entity with publicly traded status. The Company currently trades its securities on the Over-The-Counter Bulletin Board under the symbol "ABCI." The Company's business plan is to design, develop, market and manufacture branded consumer products for the Action Sports Industry. The products consist of skateboards, snowboards, and wakeboards, as well as related accessories and apparel, of established and highly recognizable labels. The Company is acquiring patented technology for application in the production of snowboards and wakeboards.

        With in the Action Sports Industry, ABCI Holdings, Inc. believes it has an established a foundation as an innovator and manufacturer of high quality, high performance products. The Company remains committed to building upon this foundation, continuing to delivering quality products, on time, at competitive prices, establishing customer loyalty and satisfaction through out each of its divisions.

        Over the past seven years the Company has positioned its brand marketing and product distribution with in the Action Sports Industry. Moving forward, through a planned aggressive commitment to sales, marketing, industry alliances and acquisitions, the Company is focused on increasing its market position through brand exposure, targeting the current and future purchasing power of the Generations "X", "Y" and "I" demographic group of consumers.

        The Company's plan is to designs\, develops, market and manufacture several models of wakeboards, snowboards, skateboards, and accessories, as well as related specialty clothing products. The Company's current product lines are established and highly recognizable labels in the Action

Sports Industry, including; "Thruster Wakeboards", "Republic Skateboards", "Revelation or Rev Snowboards" "Freedom Groove Technology", Human Skateboards", "Competition Brand Urethane", and "Hardcharger Bearings."

Our Opportunity

        The "Extreme Sports" or "Action Sports" industry is an emerging and growth oriented market place. The Boardsports Industry has establishing itself as the fastest growing segment in Action Sports and the International Sporting Goods Industry. Skateboarding, with over 35 million participants worldwide, is currently growing at an average rate of 35% annually. Snowboarding, with over 5 million participants worldwide, has a current growth rate of 30% annually, and wakeboarding being the youngest of the Boardsports, with only one million participants worldwide, has seen the largest growth rate at a current average of 60% annually.

        By acquiring exclusive proprietary technology and in house manufacturing capabilities of a cross section of products with in the Boardsports Industry, the Company will be positioned to immediately capitalize on these emerging and growth oriented markets, establishing the Company as an innovative leader in Action Sports.

Our Products

        The Company's plan is to design, develop, market and manufacture several models of wakeboards, snowboards, skateboards, and accessories, as well as related specialty clothing products. The product lines have already been designed and developed. When the Company completes the acquisition of its production facility, operations will be expanded into marketing and manufacturing. The Company's current product lines are established and highly recognizable labels in the Action Sports Industry, including; "Thruster Wakeboards", "Republic Skateboards", "Revelation or Rev Snowboards" "Freedom Groove Technology", Human Skateboards", "Competition Brand Urethane", and "Hardcharger Bearings."

Our Strategy

  •
  Offering products for all seasons.

  •
  Capitalizing on Thruster Wakeboards being the oldest wakeboard brand (currently the 3rd fastest growing sport.)

  •
  Offering a Patented performance Technology solution for rental and demo markets.

  •
  Licensing of our Patented Technology to other companies.

  •
  Licensing of our Brands to other companies (clothing etc).

  •
  Licensing other Branded Marks on ABCI Holdings Products.

  •
  OEM Manufacturing.

  •
  Web enabling the Company to increase efficiency, productivity and visibility.

  •
  Deploying 7distribution.com a web-based distribution company with e-commerce solution and offering our products to Manufactures and consumers, increasing our growth, margins and profitability.

Industry background

        Whether it's surfing the waves along the coast, skateboarding all terrain or parks, snowboarding in the mountains or wakeboarding on fresh or salt waters, California is where it all started and continues to be the center of the Action-Sports Industry. There are appealing characteristics attributed to the California lifestyle associated with these sports. These distinct characteristics are the essence of the Action Sports Retail Industry and have been recognized as unique in comparison to traditional team sports. Unlike traditional sports, Action Sports offers the "X", "Y" and "I" demographic group a lifestyle more suited to their unique qualities and needs including a way to creatively express themselves. The Company believes that its target demographic group has been under-served historically, because of the high concentration of money being spent within the Traditional Sports Market. The Action Sports Retail Industry has supported these individuals to allow many of them to build professional careers as riders, designers, producers and business owners. That is why there is so much said about the roots and respect needed to reach this market group. This group recognizes businesses or individuals that have supported and have a genuine a passion for the sports themselves as opposed to one just trying to capitalize on them. Word-of-mouth spreads quickly within this industry, and consumers listen and buy what professional riders endorse. This attitude was witnessed when Snowboarding was introduced as an Olympic Event and the "Ski Industry people" were given the authority to govern the event as opposed to the "Snowboard Industry people". This demographic group and Industry is sophisticated, ethical, diverse, and tech-savvy and thinks highly of reputation, technology, respect and quality. The Company believes that the Action Sports Retail Industry is still evolving and will continue to benefit, as the next generation will follow this one. Currently Action sports are the fastest growing of all sports in the world today. Snowboarding is first Skateboarding is second and Wakeboarding is third respectively. This was according to the 14th annual Superstudy® of Sports Participation, conducted in January 2001 by American Sports Data, Inc. of 14,772 Americans nationwide.

Action Sports Market

        The Company believes that the Action Sports lifestyle appeals to the majority of the generations "X," "Y" and "I" demographic group. The ratio of participants is estimated to be about 60% male and 40% female and are between the ages 8 to 35. Marketing strategies will compliment the philosophies embodied by this demographic group. These characteristics include; individualism, social awareness, ethnic diversity, and technologically savvy. The key to marketing to this highly astute demographic group is your roots and respect.

  •
  "Gen X" -The group represents over 78 Million in the U.S with an aggregate income of 1.2 Trillion dollars, or spending power of 600 Billion dollars.

  •
  "Gen Y" -Today there is nearly 22 million teen males in the U.S influencing $246 Billion in household spending.

  •
  "Gen I" -Young people already wield significant influence as consumers, ages 8-14—alone account for more than $14 billion in annual spending.

        The most recent and widely respected sports participation data in the US was just released in May 2001 and it shows that skateboarding was the second fastest growing sport in terms of participation, surpassed only be it's close "sister sport" snowboarding. Also, note the relevance that the 3 top growth sports (among all sports) were ABCI Holdings, Inc.'s (Echo Manufacturing) board sports—snow, wake, and skate. Further more, Transworld Skateboarding Business recently released results from its annual retailer survey. The 2000 survey shows skateboarding sales were up 27.25% Vs 1999.

        As Snowboarding was introduced as an Olympic Event at the 1998 Winter Olympics in Nagano, Japan, the sport has received validation and global acknowledgement from the International Sporting Goods Industry. Snowboarding has seen overwhelming growth and exposure to the sport and continues to be an emerging market in the Action Sports Industry, through increased interest from first time participants and the introduction of the cross over Skier market.

        Through television, print, radio, and e-based marketing, Wakeboarding has also received a great deal of international exposure. With the support of an established International Wakeboarding Tour, the sport has evolved and has been recognized as the fastest growing sector in the Action Sports Industry, showing 60% market growth in the past decade. Behind the growth curve of approximately 5 to 8 years, it has been forecasted that wakeboarding will continue to mirror the evolutionary growth of the current Snowboard market, as more than 40% of all retail snowboard shops internationally are also wakeboard dealers.

        Since 1997 there has been an emergence of advertisements containing Action Sports on television from companies trying to reach the current and future purchasing power of the "X", "Y" and "I" demographic group.

        Broadcast International Group (B.I.G.) builds on T.V Plans with Fox Sports Net Deal programming targets 68 million households. The programming will cover all core sports: skateboarding, surfing, wakeboarding, snowboarding, BMX and freestyle motocross. Disney, ESPN X-games, NBC, Gravity Games, Dreamworks SKG, MTV Sports and several soft drink companies have participated in the Action Sports Retail Industry to reach our demographic. There are several video games that feature Action Sports such as 1080 Snowboarding by Nintendo, 2Xtreme and X-games Pro Boarder by Sony PlayStation, Top Skater by Sega and Extreme Winter sports by Head games publishing. Even the United States Post Office has recognized the significance of this demographic group selling a collection of "Extreme Sports Stamps". There are automobile companies that have named vehicles after this group such as the "Xterra" by Nissan.

E-Commerce

        The Company believes that as the fragmented emerging market continues to grow, it will divide into specific niches. In addition, the Company believes that "side-stance"(surf, skate, snow, wake) sports will stay together and companies that are trying to capitalize on the Extreme market, as a whole will have a difficult time. Consumers will buy from specialty e-tailors that cater to their specific needs. Due to this, the Company is targeting those consumers that have the need to surf, skateboard, snowboard or wakeboard. These Action Sports have crossover participants and the Company believes it will be able to further brand each of the product lines providing a community or an online hangout.

        Currently, online sports content and news sites rank among the most popular on the Internet. Furthermore, online sporting goods retailing promises significant benefits for manufacturers because consumer preference information is efficiently captured and utilized using cutting edge collaborative filtering techniques.

        An eye-popping 40 percent of the population over the age of 16, report they use the Web, according to the 1999 Commerce Net/Nielsen Media Research study. The report also shows growth in e-commerce: 55 million surfers shop online and more than half of them are buying.

        Generations "X," "Y" and "I" represent an attractive demographic groups for online advertisers and merchandisers. Generation "I", ages 8-29 are those who have grown up using the Internet.

        There is strong evidence that this market is still growing rapidly and products are increasingly being purchased online. Financial service and consumer related industries such as high-end retail, banking, securities, health, travel and real estate are attempting to capitalize on expanding Internet sales by shifting toward the transaction of "B2B" and "B2C" services directly on the Internet.

        According to a Reader survey conducted by Transworld Media in 2001, 90% of all Snowboarders use the Internet and 53% say they buy goods online.

        In the next three years it is estimated that the company will produce and distribute more that One Hundred and Seventeen Thousand (117,000) Snowboard and Wakeboard units, and more than Two

Hundred and Twenty Thousand (220,000) Skateboard units. The market value for these products with an average per unit wholesale price of One Hundred and Seventy Five Dollars ($175) and Twenty Four Dollars ($24) respectively, the volume will generate approximately Twenty Six Million Dollars ($26,000,000) in revenue for the company over this term. This volume translates into approximately 5% of the current overall market share in the Action Sports Industry.

Strategy

  •
  Offering product for all seasons.

  •
  Offering a Patented performance technology solution for rental markets.

  •
  Licensing of our Patented technology.

  •
  Licensing of our brands to other companies.

  •
  Licensing other branded marks on American Board Sports products.

  •
  OEM Manufacturing.

  •
  Web enabling the Company to increase efficiency, productivity and visibility.

  •
  Developing a web-based e-commerce solution and offering our products to consumers, increasing our growth, margins and profitability.

  •
  Providing products for a better riding experience

Sales & Marketing

        The Company has received media coverage through the years. It plans to continue a focus on branding its products world wide with riders, advertising campaigns, action videos, tradeshows, web sites, and industry events. The Company has sponsored professional and amateur team riders that represent each of its brands. The riders compete in regional, national and international events, contests and demonstrations. These events are covered by media and trade publications. By attending theses events the Company's riders and products receive free coverage that provides the Company with great branding exposure.

        In addition, the Company has sponsored contest and events, allowing the opportunity to expose the riders, showcase its products and signage. The Company has produced team rider videos and industry videos featuring its riders. The Company also plans to place advertisements in popular trade publications, promoting its brands and riders.

        The Company also intends to establish international distributors take riders on tours through their respective countries, extending global branding exposure and rider recognition.

        In addition, the Company has been represented at major national and international trade shows including the ISPO World Trade Show in Munich, Germany, the ASR Action Sports Retailer Show in San Diego, California, the SIA Ski Industries of America Show in Las Vegas, Nevada and the Surf and Water Ski Exp., in Florida.

        The Company has web sites located at: http://www.americanboards.com, http://www.revsnow.com, http://www.republicskateboards.com, http://www.thrusterwake.com, http://www.7distribution.com http://www.humanskateboards.com, http://www.echomanufacturing.com. The Company is developing a comprehensive web site marketing campaign containing a Company wide Extranet and Intranet offering its brands from manufacturing to consumers through "7distribution" which will further increase the Company's margins and profitability. The Intranet and Extranet will offer intuitive and streamlined efficiencies.

Technology

        The company is in the process of acquiring the "Freedom Groove Technology." This technology was researched, designed, developed and patented by 4117 Investments Ltd. in 1993. The track material was developed in cooperation with the engineering department of "Dupont" in the U.S.A. As the Freedom Groove Technology is used in both our Snowboard and Wakeboard production, the high strength polymer material that we had developed is designed for increased strength and performance for all the elements, from the freezing cold of the winter to the heat of the summer.

        The 6mm T-nuts (Inserts) that slide inside the track are custom designed and are exclusively produced for us for the Freedom Groove Technology. The inserts are made of hardened steel with a protective coating that is baked into the steel at a very high temperature; with a coating rating that will withstand over 1500 hours of direct salt spray.

        REV Snowboards is currently the only collection crafted with the revolutionary Freedom Groove Technology, providing the solution that adjusts to your style giving you the best stance possible. Since 1994, this innovative technology has been tested and proven making the snowboards unique and technically superior to competitors. In 1999, the Freedom Groove Technology has been introduced to the Wakeboard Industry by Thruster Wakeboards.

        The technology will be able to increase efficiency in demo shops and rental markets by saving a significant amount of time in the set up process. The Freedom Groove Technology also provides a solution for customer service by eliminating the replacement of boards with blown out inserts. The rider doesn't have to go through the hassles or wait for a replacement board; he/she can easily fix the problem themselves just by replacing the Freedom Groove insert. The Company plans to continue to brand REV snowboards as the industry leader in technology and performance. The Company plans to offer the proprietary technology through licensing programs.

Online Technology

        The Company has developed dynamic web sites and is in the process of developing a comprehensive online marketing campaign. A Company wide "Extranet" will provide a solution for retailers and distributors by offering an intuitive and efficient streamlined process. A Company "Intranet" will provide a more effective communication solution for employees, riders and consultants. By creating an e-commerce model, the Company will increase its margins and profitability by distributing products directly to the consumers.

        The Company will be utilizing 4Dmultimedia.com for the implementation and development of its Multimedia and Internet Technologies. 4Dmultimedia.com is a Brand and Technology Convergence Company specializing in Internet and Multimedia technology.

Distribution

        The Company will utilize a distribution network called "7distribution." and has OEM and licensing programs. The Company will establish a global distribution network called 7distribution for the sale of action sports consumer products. The United States is currently divided into three regions: the Midwest and East Coast region, the mountain region and the western region. Within each region, the Company will retain independent manufacturers' representatives who generally have geographic exclusivity within their market area. To maintain this exclusivity, the representatives must satisfy certain performance standards contained in agreements with the Company. The Company has also designated a regional coordinator to monitor all sales, marketing and promotional efforts within each region.

        The Company will have the capacity to ship products to five continents and sees enormous growth potential in the International market place. The Company will enter into a direct relationship with its international distributors, who will be responsible for all sales and distribution of the Company's products within a given exclusive geographic area. As with the regional manufacturer's representatives, these distributors must satisfy certain performance standards in order to maintain their geographic exclusivity. Some of the international Distributors are Alive and Kicking Belgium, Beatnuts Germany, Room 47 Chile, Blank Hungary, Bizon Korea, C & P Japan, Mumbo Jumbo Puerto Rico, CDB Spain, Extreme skate Mexico, D.F., Five Forty Singapore, Force Industries Australia, John Doe AG Switzerland, MMK (export to Japan) Ca, Rax Ca, Skateboarding Co. Taiwan R.O.C., Sparke shop Netherlands, TNT Diffusion France, TDG Germany, Northern Ski Center England, House Original dist. B.C. Mexico, JSP Japan, Dynatech Canada, and Ultimate Canada. The Company aims to have its core brand label products distributed through specialty shops to maintain a high quality, no discount perception of the products. Licensing enables products to be sold mass-market at large chain stores under different brand names.

Competition

        There are currently several major competitors in the skateboarding, wakeboarding and snowboarding industries. With respect to skateboards, management believes its primary competitors are Birdhouse and Tumeyeto. With respect to wakeboards, management believes its primary competitors are H.O. Sports, EOS and Double Up. With respect to snowboards, management believes its primary competitors are Burton, Sims, Ride and Forum. There are, of course, several other competitors in the industry; but Management believes the foregoing companies represent its stiffest competition.

        The Company's business model has a superior infrastructure, manufacturing in own products for all seasons and terrain, ensuring delivery while maintaining top quality and the best customer service. The company also has proprietary technology and patents on technology that management believes will become the industry standards. Management has extensive knowledge, experience along with a broad public network of support and alliances that ensure the Company's success.

Manufacturing

        The Company intends to acquire a fifteen thousand (15,000) square foot manufacturing facility located in Vancouver, British Columbia, Canada. The facility is currently capable of producing 50,000 to 100,000 snowboards and Wakeboards annually.

        Established in 1993, the production facility has built a solid foundation and has been recognized as one of the highest quality, highest performance and innovate production facilities in the industry and is committed to continuing to building upon that foundation well into the future.

        All products are designed and engineered in-house using CAD (Computer Aided Design) and CAM (Computer Aided Manufacturing), with a CNC controlled environment to ensure the highest level of quality and consistency through out the entire production process.

        The facility is equipped with state of the art custom designed presses, molding equipment and machinery. Only the highest standard of quality goes into the tooling of all our molds, allowing for consistent and precision manufacturing.

        We are committed to contributing to effective and efficient production methods, continuously streamlining the manufacturing processes to ensure continued quality and competitive market value of our product worldwide. As well, our continued focus of unparalleled performance and technological innovations will enable our facility to continue to be the premiere Boardsports manufacturer in the Action Sports Retail Industry.

Principal Products

Thruster Wakeboards

        Thomas Carter founded and established Thruster, in 1987. Pioneering the first wakeboard, Mr. Carter used his expertise and knowledge as rider of surfing, skateboarding, and snowboarding to design the first neutrally buoyant quality high-performance wakeboard. This invention allowed the sport to be learned easily and quickly. Mr. Carter's commitment to manufacturing the best wakeboards was carried over, as he directed the research, development and testing of the Thruster Wakeboards product line. This has included extensive testing and input from top professional riders over the years. The unique innovative technologies and ultra-durable construction of Thruster wakeboards has positioned the Company in the forefront of the wakeboard industry.

        Thruster Wakeboards offers a variety of models for all levels of riding and a selection of graphics targeting specific markets. Thruster also produces a complete line of wakeboard bindings, accessories, clothing and videos. Thruster Wakeboards has a team of top name professionals riding this year including, Steve Wahlman, Igor Reoutt, Johnny King, Mike Rogers, Pat Panakos, Stephan Kaplan. Also part of the tea are some of the greatest amateur riders such as National Champion Taylor Alley, Chase Alley, Tosh Ceniceros, Steve Titzman, and Bobby Starky. Professional riders, Steve Wahlman and Thomas Carter are working together to manage the Wakeboarding division.

        The Steve Wahlman pro-model, that Steve will be riding this year is a tri-fin molded board. This freestyle board is designed to ride more like a snowboard. The shape and the molded fins differ from other boards, by teaching you how to ride properly, progressively getting maximum pop. The pickle fork tip and tail helps sink the molded- fins to make it track better than traditional fins and also, allows the rider the freedom to experiment by spinning off the wake early like you would on a snowboard hit. The board is wide, has a whole lot of pop and allows stable landings. This board allows you to get the full potential of the wake by forcing you to edge all the way up the wake. It makes you ride with style, big huge airs all the way into the flats. It is meant for very responsive riders and is designed for progressive riding. This board is designed with the revolutionary patented "Freedom Groove Technology tm" binding mount system. It enables the rider to achieve the perfect stance, has four times the pull strength of a traditional insert, and is doubled under each binding on the board creating a wide bolt pattern that keeps the binding plate from producing unwanted heel lift flexing. There are two new board graphics available, Wahlman Ride and the Wahlman Wahlmart. Igor's signature model also includes the tri-fin molded design. The new "Igor 145" is a board designed by Igor and Josh and shaped by Stretch. Keeping true to the name "Thruster" the board is a molded tri-fin. We designed this board to flow in and out of big deep bottom turns. Carving is important to us as well as butter slides and lip tricks are, so the fin molding and placement was done so that the board will break free and slide. The board has a progressive rocker that increases a bit in the tip and tail to get you to boost up and not out. The goal was to make a board that lands tranny to tranny every time. A variable edge let's the board bite into the water for those soul carves, but releases the board quick and easy off the lip, giving you better hang time and less drag off the wake. The boards is 16.5" wide, just enough to make the board quick and responsive and also give the board soft landings.

        All Thruster bases are produced from a UHMW hardened, anti-scratch, lightweight, permacolor, and sublimation material. The Cores are produced from a high compression lightweight composite material. The fiberglass configuration consists of a custom tri-directional weave for over all strength, performance and pop. As well, the tri-glass is designed for vibration dampening and torsional rigidity characteristics. We also "Perimeter Weight" the boards with additional strategic fiberglass configurations, custom designed for increased edge power and spinning ability. Perimeter "Glass Wrapped" edges, tips and tails, as well as custom glass reinforcement over the Freedom Groove areas of the boards, are the final ingredients that the Company believes makes Thruster the most innovative, high performance, high quality wakeboard on the planet. The board's feature flexes values, rocker to radius ratios, bottom channel designs and lightweight composite construction.

        Thruster Wakeboards is involved in various wakeboard camps and participates in demonstrations, contests, action sports retail trade shows and boat tradeshows throughout the United States and abroad.

Republic Skateboards

        Former professional skater Tony "Ozzy" Alvarez founded Republic Skateboards in 1997. Ozzy develops and manages a team that currently includes, pro skateboarders, Paul Zitzer, Rickie Dixon, Eric Ricks, Marcelle Johnson and Gabe Ryan. The team represents and promotes Republic Skateboards at various demonstrations and competes in domestic and international competitions such as the ESPN's X-Games and Gravity games. Republic Skateboards products include eight models of skateboards, wheels, hardware, accessories, clothing, and videos. Republic Skateboards are positioned as the professional quality, high-end skateboard of choice. The Company has a vertical half pipe and street course with mini ramps and fun boxes for the team and new rider development. In addition, the Company bought a 15 passenger van which has already been used by Republic Skateboards for a 45 day tour across the US and Canada. During the tour the team did demonstrations for over 50 shops and got everything on film for an upcoming Republic video.

Human Skateboards

        Founded in 1993, Andy Macdonald, Thomas Carter and Ozzy Alverez set out to build a world-class skateboard company. During the last eight years, Human Skateboards has gained popularity worldwide. The Human Skateboards brand name and distinctive Logo are recognized as a sign of quality and innovation across all three sideways stance Boardsports. The Human Skateboards product line includes skate decks, clothing and related accessories. The Human Skateboards logo has been branded in the wakeboard market, and will be offered as a licensed trademark.

Competition Brand Urethane

        "Competition Brand Urethane" is a premiere Skateboard Wheel brand. Legendary skateboarder Natas Kaupas, two top professional skateboarders Gershon Mosley and Paul Zitzer, and up and coming pros Danny Garcia and Scott Waters are some of the riders that endorse the product. The Wheels are made from the best urethane and they are believed by the Company to be the fastest wheels available on the market. The Wheels have a variety of different graphics and sizes to accommodate the market.

Revelation or REV Snowboards

        REV is dedicated to creating the best snowboard experience in the world, designed to enhance the quality of riding. REV is establishing a foundation within the industry as a leader and innovator in snowboard design by building product of unparalleled on-snow performance and construction quality. The Company's strategy is to differentiate its product from the multitude of snowboards in the industry by primarily focusing on research and development technology and graphics that are timeless. The Company supports this goal through an aggressive and creative advertising campaign in the leading international industry print ad publications, together with major sponsorship and presence in prominent annual snowboard video productions. REV Snowboards introduced its online presence last year showcasing the 99/2000 product line and team riders (http://www.revsnow.com). Eldon Hargraves is the division manager at REV and the team riders this season are Jesse Goldstein, Josh Hannum, Sean Genovese, Anthony Meggait, Brian Elrod, David Short and Chris Bradshaw. Floyd and Daryl Ryan founded Revelation Snowboards (REV Snowboards) in 1992, by developing a high performance snowboard design and snowboard production facility. The Company acquired the facility and its assets in January of 1998. Floyd and Daryl Ryan continue to manage the manufacturing facility ensuring and maintaining the highest quality of products.

EMPLOYEES

        We have two full time employees.

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

        Facilities. Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space at 4607 Park Boulevard, Suite C, Carlsbad, California. This space is provided to us on a rent free basis by Thomas N. Carter, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates adequate capitalization to accommodate larger facilities. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  a.
  Litigation against the Company's predecessor in interest, American Boardsports Company, Inc. ("ABC") brought by three related ABC shareholders seeking rescission and damages in connection with stock purchases in the amount of $500,000. The claim is being defended. Liability of the Company as a successor in interest is doubtful although there can be assurance of the actual outcome.

  b.
  Litigation against ABC, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,903.80. Liability of the Company is certain in this matter as a successor in interest.

  c.
  Unpaid employee withholding taxes by ABC, the Company's predecessor in interest, due to the Internal Revenue Service in the amount of approximately $76,078. Liability of the Company is certain in this matter as a successor in interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 8, 2000, a majority of our shareholders consented to the adoption of two amendments to our Articles of Incorporation, including changing our name to "One Class Synergy Corporation" and increasing the number of shares of common stock authorized for issuance to 100,000,000 shares, par value $0.0001 per share.

        On or about July 1, 2001 a majority of our shareholders consented to the merger with American Boardsports Company, Inc., a California corporation and the amendment of our Articles of Incorporation to change our name to ABCI Holdings, Inc.

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

	Bid Price
Quarter Ended	High	Low
March 31, 2000	$0.50	$0.08
June 30, 2000	$0.38	$0.15
September 30, 2000	$0.50	$0.08
December 31, 2000	$0.21	$0.01
March 31, 2001	$3.10	$1.00
June 30, 2001	$5.00	$0.50
September 30, 2001	$2.00	$0.10
December 31, 2001	$1.25	$0.10

        (b)  Holders. As of April 15, 2002 there were 650 holders of our common stock, not including those holders who hold their shares in "street name."

        (c)  Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

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

OVERVIEW

        Effective August 11, 2001, ABCI Holdings, Inc. (the "Company") entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock was issued for every fifty (50) shares presently outstanding and thereafter, issue to the ABC shareholders and certain finders, an aggregate of up to 10,863,000 "restricted" common shares subject to certain adjustments, representing approximately 85% of the Company's then outstanding common stock, change the name of the Company to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. The effective date of the merger was the record date of reverse stock split, August 11, 2001. Under the terms of the contract, the officers and directors of the Company resigned their respective positions with the Company, and have been replaced by Thomas N. Carter and Floyd Ryan, who were previously employed as management of ABC.

PLAN OF OPERATION

        Our current business purpose is to complete the implementation of our business plan. We are seriously in need of additional capital to complete the re-acquisition of our former factory and re-commence production of our principal products. At this time we are not producing any of our products. Management anticipates that it should be able to obtain sufficient capitalization to complete the implementation of our business plan but there can be no assurance that this will occur. At this time we have only nominal assets and limited financial resources. This should be considered a substantial risk to our shareholders.

        Our independent accountants have issued a going concern opinion. That means that our accountants believe there is substantial doubt about our ability to remain in business for the next 12 months unless additional capitalization is raised. As reported in our December 31, 2001 financial statements, we incurred a recurring loss of $18,559,080 from inception through December 31, 2001. As of that date, our current liabilities exceeded our current assets by $3,723,214. In addition, on December 31, 2001, our cash overdraft was $6,035 and the current accounts payable totaled $686,577. These factors create uncertainty about the our ability to remain in business. The ability to continue in business is dependent on obtaining adequate capital funding to produce products and significant market demand for these products. In addition, the financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, we had $20,828 in cash or cash equivalents.

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

        As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes, of which none had been converted by year end (Note 11). All were converted to common stock by

March 31, 2002. As of December 31, 2000, the Company sold $2,872,766 of short-term convertible promissory notes, of which $2,847,766 converted to common stock. The remaining notes were due within six months of issuance and has accrued interest at the rate of 10% per annum.

        From July 1999 through December 31, 2001, the Company raised an additional $2,124,784 utilizing a Private Placement Memorandum and merger with OneClass Synergy Corporation issuing 2,590,036 shares of the combined company common stock.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ABCI Holdings, Inc.
San Diego, California

        We have audited the accompanying balance sheet of ABCI Holdings, Inc. as of December 31, 2001, and the related statements of income, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABCI Holdings, Inc., as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant losses and its current liabilities exceed its current assets. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Matranga & Correia

La Jolla, California
April 12, 2002

ABCI HOLDINGS, INC.
BALANCE SHEET
DECEMBER 31, 2001

ASSETS
Current Assets
Demand loan receivable	$20,828

Property and Equipment
Promotional vehicle and equipment	51,545
Office furniture and equipment	183,076
Manufacturing equipment	32,599
Less accumulated depreciation	(267,220)

Net property and equipment	0

Other Assets
Trademark	132,436
Covenant not-to-compete	150,000
Prototype	187,423
Less accumulated amortization	(469,859)

Net other assets	0

Total assets	$20,828

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$6,035
Accounts payable — trade	686,577
Accrued liabilities	91,084
Accrued royalties	50,000
Payroll tax payable	76,078
Demand notes	1,053,094
Convertible debentures	1,781,174

Total current liabilities	3,744,042

Long-Term Liabilities	0

Total liabilities	3,744,042

Shareholders' Deficit
Common stock — 100,000,000 $.0001 par value shares authorized; 7,539,662 issued and outstanding	13,391,775
Additional paid-in-capital	1,444,091
Accumulated deficit	(18,559,080)

Total shareholders' deficit	(3,723,214)

Total liabilities and shareholders' deficit	$20,828

See accompanying notes and auditor's report.

ABCI HOLDINGS, INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

Revenue	$8,615
Cost Of Goods Sold	9,782

Gross profit (loss)	(1,167)

Expenses
General operating	340,687
Office occupancy	12,662
Promotion and advertising	29,653

Total expenses	383,002

Income (Loss) from Operations	(384,169)

Other Income and (Expense)
Miscellaneous income	2,632
Write off intangibles	(123,000)
Loss on disposal of subsidiary	(382,835)
Loss on lease abandonment	(23,017)
Interest expense	(226,674)
Other expense	(195,063)

Total other income (expense)	(947,957)

Net Income (Loss)	$(1,332,126)

See accompanying notes and auditor's report.

ABCI HOLDINGS INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
DECEMBER 31, 2001

	Shares	Common Stock	Paid-In Capital		Accumulated Deficit and Unrealized Gains & Losses	Total
Balance at January 1, 2001	4,949,626	$13,391,775	$		$(14,985,455)	$(1,593,680)
Activity for year ended December 31, 2001:
Net income (loss)					(1,332,126)	(1,332,126)
Contributed Capital of Merge Company				1,444,091		1,444,091
Acquisition of Merge Company	2,590,036				(2,241,499)	(2,241,499)

Balance at December 31, 2001	7,539,662	$13,391,775		$1,444,091	$(18,559,080)	$(3,723,214)

See accompanying notes and auditor's report.

ABCI HOLDINGS, INC.
STATEMENT OF CASH FLOWS
DECEMBER 31, 2001

Cash Flows from Operating Activities:
Net income (loss)	$(1,332,126)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	137,108
Amortization of intangibles	1,899
Loss on dispositions	23,017
Write off of intangibles	123,000
(Increase) decrease in:
Accounts receivable	(111)
Allowance for doubtful accounts	35,351
Increase (decrease) in:
Accounts payable	214,498
Accrued payroll liability	(20,000)
Reserve for warranty	(1,323)

Cash (used) by operating activities	(818,687)

Cash Flows from Investing Activities	0

Cash provided by investing activities	$0

Cash Flows from Financing Activities
Proceeds from convertible debentures	$274,734
Net change of bank overdraft	6,035
Net loans	535,544

Cash provided from financing activities	816,313

Net change in cash	(2,374)
Cash at beginning of year	2,374

Cash at end of year	$0

Supplemental Information
Interest paid	$1,027

Taxes paid	$0

See accompanying notes and auditor's report.

ABCI HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1—ORGANIZATION AND OPERATIONS

Organization

        ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as OneClass Synergy Corporation, was incorporated in the State of Delaware in 1967.

        In August of 2001, the Company completed a reverse acquisition into OneClass Synergy Corporation, which is currently trading on the OTCBB. Subsequently, OneClass Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with OneClass Synergy Corporation, the Company was named American Boardsports Company, Inc.

Operations

        The Company sells skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactures and/or assembles its products from components acquired from suppliers in North America. Products are marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Cash and cash equivalents consist of demand deposit accounts only.

Inventory

        Inventory is valued using First-In, First-Out (FIFO), lower of cost or market method.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

See auditor's report.

ABCI HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

Intangible Assets

        Intangible assets are recorded at cost and amortized over their estimated useful lives using the straight-line method. Each asset is continually evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the asset. Additional amortization is recognized in the period a decline in value is identified.

        For acquisitions completed on or before June 30, 2001, the excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 40 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

        The Company has adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." All business combinations consummated after July 1, 2001 are accounted for in accordance with the new pronouncements. Goodwill relating to acquisitions completed subsequent to June 30, 2001 is not amortized and is subject to impairment testing. In addition, effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets relating to acquisitions completed prior to July 1, 2001.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided for timing differences between financial statements and income tax reporting. The Company's temporary differences are primarily due to minor differences in depreciation methods.

Accounting for Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. The Company adopted this accounting standard at inception. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. Also, in accordance with SFAS No. 123, the Company has footnote disclosure with respect to stock-based, non-employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

See auditor's report.

ABCI HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

New Accounting Pronouncements

        In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

        In June 2001, the SFAS adopted Standard No. 142, Goodwill and Other Intangible Assets, the Board concluded that intangible assets that are being amortized should continue to be reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Management has implemented this standard, and has completely written-off a product license with a current book value of $123,000 as of December 31, 2001.

NOTE 3—INVENTORY

        In March 2001, the Company closed their facility located at 1770 Kettner Boulevard, San Diego, California. At that time all inventory was liquidated.

NOTE 4—CONVERTIBLE DEBENTURES PAYABLE

        As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes, of which none had been converted by year end (Note 11). All were converted to common stock by March 31, 2002. As of December 31, 2000, the Company sold $2,872,766 of short-term convertible promissory notes, of which $2,847,766 converted to common stock. The remaining notes were due within six months of issuance and has accrued interest at the rate of 10% per annum.

NOTE 5—LEASES

        The Company leased space for its offices, product assembly and distribution in San Diego, California. This lease had a five-year term that expired in June 1999. The facility was rented under a month-to-month arrangement for $3,860 per month. In 2001, ABCI voluntarily vacated that office.

        Rent expense for the year ended December 31, 2001 was $0.

See auditor's report.

ABCI HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 6—COMMON STOCK

        From July 1999 through December 31, 2001, the Company raised an additional $2,124,784 utilizing a Private Placement Memorandum and merger with OneClass Synergy Corporation issuing 2,590,036 shares of the combined company common stock.

NOTE 7—INCOME TAXES

        As of December 31, 2001, the Company had a federal and state net operating loss carryforward that may be of future limited use.

NOTE 8—CONTINGENCIES—GOING CONCERN

        As reported in the financial statements, ABCI has incurred a recurring loss of $18,559,080 from inception through December 31, 2001. As of that date, the Company's current liabilities exceeded its current assets by $3,723,214. In addition, on December 31, 2001, the Company's cash overdraft was $6,035 and the current accounts payable totaled $686,577. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

NOTE 9—STOCK OPTION PLAN

        In June 1993, ABCI adopted a Stock Option Plan (the "Plan"), for certain key employees. The Plan authorizes the Board/Committee to grant options to certain qualifying employees. The aggregate number of option shares cannot exceed 390,000. The Plan requires the employee to pay, at the time of exercise, a price not less than the fair market value of the Company's shares at the time options are first granted to the employee. The selection of recipients and number of option shares to be allocated to each recipient is within the discretion of the Board/Committee. Options granted and not exercised after 10 years will expire. As of December 31, 2001, no options have been granted.

NOTE 10—RELATED PARTY TRANSACTIONS

        A shareholder/officer has an amount due to the corporation of $20,828 as of December 31, 2001.

        The Company has an amount due to a shareholder of $93,473 as of December 31, 2001.

See auditor's report.

ABCI HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 11—SUBSEQUENT EVENTS

        Subsequent to year end, the Company negotiated for the conversion of a material portion of its current notes and debenture payables to equity.

        The Company leased new office space in Carlsbad, California, with a term of one (1) year with monthly lease payments of $2,000. Lease will expire in March 2003.

        In January 2002, an employment agreement was executed with the Chairman and Chief Executive Officer. The term of the agreement is for three years unless terminated sooner by the Company. As a signing bonus, he was granted an option to purchase 2,500,000 shares of common stock at $.05 per share for a period of three years, or for as long as this agreement remains in effect.

NOTE 12—LITIGATION

        The Company (ABCI) is involved in three claims summarized as follows:

  a.
  Litigation against the Company's predecessors in interest, American Boardsports Company, Inc. (ABCI) brought by three related ABCI shareholders seeking rescission and damages in connection with stock purchases in the amount of $450,000. The claim is being defended. Liability of the Company as a successor in interest is doubtful although there cannot be assurance of the actual outcome.

  b.
  Litigation against ABCI, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,904. Liability of the Company is certain in this matter as a successor in interest.

  c.
  Unpaid employee withholding taxes due to Internal Revenue Service in the amount of approximately $76,078. Liability of the Company is certain in this matter as successor in interest.

  See auditor's report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.

        Effective as of February 1, 2002, the company has engaged a new independent accountant to replace the former independent accountant because the location of the Company's principal office has changed from New Jersey to California. The name and address if the independent account is:

Maurice P. Correia
Matranga & Correia, An Accountancy Corporation
4180 La Jolla Village Drive
Suite 470
La Jolla, Ca 92037
Tele: (858) 875-1100
Fax: (858) 875-1530

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
Thomas N. Carter	41	Chief Executive Officer and a Director
Floyd Ryan	37	President
Carter Gibbs	37	Vice President

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

  (b)
  Resumes:

        Thomas Carter, one of the founders of ABCI, will continue on as Chairman. He will work to develop new business opportunities, strategic alliances, and implement mergers and acquisitions. Carter plans to develop and establish polices and objectives for the business in accordance with the board of directors and Company charter. He will assist in the direction and coordination of financial programs to provide funding for new and continuing operations in order to maximize return on investment and increase productivity and profitability.

        With over twenty years of experience in the action sports and corporate multimedia industries, Carter has licensed products with companies such as Yahoo, Dreamworks SKG, Sega, Hang Ten and Nokia. Carter founded Netrom Inc., a multimedia, software development firm and published the first action sports CD-ROM periodical and Internet CD ROM magazine called "Digital Action". As CEO, he took Netrom Inc public in 1997.

        Carter founded 4Dmultimedia Inc., a Brand and Technology Convergence Company and BRDZtm. Interactive, Inc., an Internet destination for the Action Sports community. BRDZtm. offers compelling content and consumer products offline and online with e-commerce solutions for B2B and B2C. Recently, he started 4Dcard Inc., a multimedia software marketing company that offers a proprietary relational database technology and dynamic graphic user interfaces.4Dcard Inc.

        Carter grew up on the coast in Santa Cruz, California where he started skateboarding and surfing in the early 70's. He was an avid snowboarder and pioneered the first neutrally buoyant Thruster Wakeboard. Carter founded Thruster Wakeboards in 1988.

        As President, Floyd Ryan runs the day-to-day operations of the Company, as well as manage the design and manufacturing facility in Vancouver. His responsibilities will include the research and development, assessment, graphic development and implementation of new products, establishing market strategies, while maintaining the focus of the Company and overseeing operations of each of the corporate divisions.

        Ryan was directly involved in the research and development of the patented "Freedom Groove" binding mount technology, with the innovative system currently being utilized internationally by snowboard and wakeboard companies.

        Ryan is the principal founder of R.E. International and Revelation Snowboards (rev), one of the largest and premiere action sports distributors in Canada. In 1992, Ryan co-founded 4117 Investments Ltd. and grew the company into a 15,000 square foot high-performance CAD designed and CAM manufactured snowboard and wakeboard production facility. Ryan has extensive knowledge of the action sports industry and the manufacturing processes of boardsports products.

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2001, Mr. Carter's stock position did not change.

ITEM 10. EXECUTIVE COMPENSATION.

        Remuneration

        The following table reflects all forms of compensation for services to us for the years ended December 31, 2001 and 2000 of our officers and directors.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Award(s)
		Annual Compensation					Payouts
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)		All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation			LTIP Payouts ($)
Thomas N. Carter, CEO Director(1)	2001	$0	0	0	0	0	0	0
Floyd Ryan, President(2)	2001	$23,750	0	0	54,000	0	0	0
Carter Gibbs (3)	2001	$0	0	0	0	1,000,000	0	0

(1)
Mr. Carter assumed his position with us on August 11, 2001.

(2)
Mr. Ryan assumed his position with us on August 11, 2001.

(3)
Mr. Gibbs assumed his position with us on October 23, 2001.

Stock Plans

        In June 1993, ABCI adopted a Stock Option Plan (the "Plan"), for certain key employees. The Plan authorizes the Board/Committee to grant options to certain qualifying employees. The aggregate number of option shares cannot exceed 390,000. The Plan requires the employee to pay, at the time of exercise, a price not less than the fair market value of the Company's shares at the time options are first granted to the employee. The selection of recipients and number of option shares to be allocated to each recipient is within the discretion of the Board/Committee. Options granted and not exercised after 10 years will expire. As of December 31, 2001, no options have been granted.

        As of December 31, 2001, there were no other bonus or incentive plans in effect, nor were there any understandings in place concerning additional compensation to the Company's officers.

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	FIAS Consultants 4400 US Highway Rt. 9 South Suite 2800 Freehold, N.J. 07728	900,000	6.9%
Common	Thomas N. Carter(2) 4607 Park Boulevard, Suite C Carlsbad, Ca 92008	175,000	1.3%
Common	Floyd Ryan(2) 4607 Park Boulevard Suite C Carlsbad, Ca 92005	54,000
Common	Carter Gibbs (2) 4098 Baleta Street Suite 382 San Diego, Ca 92110	1,000,000	7.6%
Common	All Officers and Directors as a Group (1 person)	1,229,000	1.3%

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

        As of September 20, 2001 we had entered into an agreement with FAIS Consultants. In exchange for 900,000 shares of common stock, the consultant agreed to render such advice, consultation and information to the Board of Directors or the officers of the Company and in particular, upon the request of the Company, perform services in connection with locating a "bearings" company with good quality products, supervising production to ensure normal deliveries and quality products for the American market; Consultant shall also deal with national local administration in Russia or other countries where manufacturing may be done and help to obtain permits and licenses; Consultant shall assist the Company on an all other projects in Eastern Europe.

        As of October 23, 2001, we had entered into an agreement with Carter Gibbs. In exchange for 1,000,000 shares of common stock, the agreement requires Mr. Gibbs to render such advice, consultation and information to the Board of Directors or the officers of the company and in particular, upon the request of the company, perform services in connection with developing and designing licensed products for the Company and to serve as the Company's Vice President of Licensing and Design and shall, upon request of the Company, permit his name to be submitted in nomination for a seat on the Company's Board of Directors to be voted on at the next annual meeting of shareholders, or at a special meeting of shareholders, whichever the case my be.

        As of December 31, 2001, there were no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
	2.0	Agreement between the Company and American Boardsports Company, Inc.**
	3.1	Certificate and Articles of Incorporation*
	3.3	Amendment to Articles of Incorporation***
	3.4	Amendment to Articles of Incorporation***
	3.5	Amendment to Articles of Incorporation****
	3.2	Bylaws*
	10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
	10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated August 27, 2001, and incorporated herein by reference.

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

        On August 27, 2001, we filed a report on Form 8-K, advising of a merger agreement with American Boardsports Company, Inc.

        On February 25, 2002, we filed an amended report on Form 8-KA, advising of a merger agreement with American Boardsports Company, Inc.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

ABCI HOLDINGS, INC. (Registrant)
By:	/s/ THOMAS N. CARTER Thomas N. Carter, CEO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2002

/s/ THOMAS N. CARTER Thomas N. Carter, Director

ONECLASS SYNERGY CORPORATION

Exhibit Index to Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2001

EXHIBITS		Page No.
2.0	Plan of Reorganization between the Company and American Boardsports Company, Inc.	**
3.1	Certificate and Articles of Incorporation	*
3.2	Bylaws	*
3.3	Amendment to Articles of Incorporation	***
3.4	Amendment to Articles of Incorporation	***
3.5	Amendment to Articles of Incorporation	****
10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.	*****
10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.	****

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated August 27, 2001 and incorporated herein by reference.

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

QuickLinks

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT ABCI HOLDINGS, INC.
PART I
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
ABCI HOLDINGS, INC. BALANCE SHEET DECEMBER 31, 2001
ABCI HOLDINGS, INC. STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001
ABCI HOLDINGS INC. STATEMENT OF SHAREHOLDERS' DEFICIT DECEMBER 31, 2001
ABCI HOLDINGS, INC. STATEMENT OF CASH FLOWS DECEMBER 31, 2001
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
ONECLASS SYNERGY CORPORATION