Form 10QSB
period 2002-03-31
ABCI HOLDINGS INC
filed 2002-05-23
CIK 104401

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

Commission File Number: 0-25388

ABCI Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

86-0214815
(IRS Employer Identification No.)

4607 Park Boulevard
Suite C
Carlsbad, Ca 92008
(Address of principal executive offices)

92121
(Zip Code)

(760) 434-8486
(Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

        Yes ☒    No ☐.

        The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 11,873,718 common shares.

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

        Our independent accountants have issued a going concern opinion. That means that our accountants believe there is substantial doubt about our ability to remain in business for the next 12 months unless additional capitalization is raised. As reported in our December 31, 2002 financial statements, we incurred a recurring loss of $18,559,080 from inception through December 31, 2001. As of that date, our current liabilities exceeded our current assets by $3,723,214. In addition, on December 31, 2001, our cash overdraft was $6,035 and the current accounts payable totaled $686,577. These factors create uncertainty about the our ability to remain in business. The ability to continue in business is dependent on obtaining adequate capital funding to produce products and significant market demand for these products. In addition, the financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2002, we had $20,828 in cash or cash equivalents.

        As of March 31, 2002, we had total liabilities of $2,393,879 and total shareholder's deficit of $2,373,051. As of the same date we have experienced a net loss of $2,115,312.

        As reported in the financial statements, ABCI has incurred a recurring loss of $20,674,392 from inception through March 31, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,373,051. In addition, on March 31, 2002, the Company's current accounts payable totaled $686,577. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Our predecessor in interest, American Boardsports Company, Inc., (ABC) has been sued by a shareholder alleging fraud and misrepresentation in connection with private stock sales and requesting $500,000 in damages plus interest. Our counsel does not believe that this lawsuit presents any danger to the company. ABC has also been named in two actions, one for unpaid rent in the amount of approximately $25,000 in connection with a tenancy which the company is attempting to settle.

        There are no other material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES—NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—

        NONE

ITEM 5. OTHER INFORMATION—NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K—

(a)    Exhibits—NONE

(b)    Reports on Form 8-K—We did file a report on Form 8-K during the three month period ended March 31, 2002, amending an earlier Form 8-K filing reporting our merger with American Boardsports Company, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABCI Holdings, Inc.

Date: May 21, 2002	/s/ THOMAS N. CARTER Thomas N. Carter Chief Executive Officer

ABCI HOLDINGS, INC.

BALANCE SHEET

MARCH 31, 2002

ASSETS
Current Assets
Demand loan receivable	$20,828

Property and Equipment
Promotional vehicle and equipment	51,545
Office furniture and equipment	183,076
Manufacturing equipment	32,599
Less accumulated depreciation	(267,220)

Net property and equipment	0

Other Assets
Trademark	132,436
Covenant not-to-compete	150,000
Prototype	187,423
Less accumulated amortization	(469,859)

Net other assets	0

Total assets	$20,828

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable—trade	$686,577
Accrued liabilities	91,084
Accrued royalties	50,000
Payroll tax payable	76,078
Demand notes	1,062,107
Convertible debentures	428,033

Total current liabilities	2,393,879

Long-Term Liabilities	0

Total liabilities	2,393,879

Shareholders' Deficit
Common stock—100,000,000 $.0001 par value shares authorized; 11,873,718 issued and outstanding	14,748,350
Additional paid-in-capital	3,552,991
Accumulated deficit	(20,674,392)

Total shareholders' deficit	(2,373,051)

Total liabilities and shareholders' deficit	$20,828

See accompanying notes.

ABCI HOLDINGS, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

Revenue	$0
Cost of Goods Sold	0

Gross profit (loss)	0

Expenses
General and administrative	2,111,515

Total expenses	2,111,515

Income (Loss) from Operations	(2,111,515)

Other Income (Expense)
Miscellaneous income	1,576
Interest expense	(5,373)

Total other income (expense)	(3,797)

Net Income (Loss)	$(2,115,312)

See accompanying notes.

ABCI HOLDINGS, INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

MARCH 31, 2002

	Shares	Common Stock	Paid-In Capital	Accumulated Deficit and Unrealized Gains & Losses	Total
Balance at January 1, 2002	7,539,662	$13,391,775	$1,444,091	$(18,559,080)	$(3,723,214)
Activity for the 3 months ended March 31,2002:
Net income (loss)				(2,115,312)	(2,115,312)
Debenture conversion			2,108,900		2,108,900
Issuance of common stock	4,334,056	1,356,575			1,356,575

Balance at March 31, 2002	11,873,718	$14,748,350	$3,552,991	$(20,674,392)	$(2,373,051)

See accompanying notes.

ABCI HOLDINGS, INC.

STATEMENT OF CASH FLOWS

MARCH 31, 2002

2002
Cash Flows from Operating Activities:
Net income (loss)	$(2,115,312)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	0
Amortization of intangibles	0
Loss on dispositions	0
Write off of intangibles	0
(Increase) decrease in:
Accounts receivable	0
Allowance for doubtful accounts	0
Increase (decrease) in:
Accounts payable	0
Accrued payroll liability	0
Reserve for warranty	0

Cash (used) by operating activities	(2,115,312)

Cash Flows from Investing Activities	0

Cash provided by investing activities	$0

Cash Flows from Financing Activities:
Proceeds from convertible debentures	$(1,353,141)
Net change of bank overdraft	(6,035)
Issuance of common stock	1,356,575
Contributed capital	2,108,900
Net loans	9,013

Cash provided from financing activities	2,115,312

Net change in cash	0
Cash at January 1, 2002	0

Cash at March 31, 2002	$0

Supplemental Information
Interest paid	$0

Taxes paid	$0

See accompanying notes.

ABCI HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

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

NOTE 4—CONVERTIBLE DEBENTURES PAYABLE

        During the year ended December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes, which were converted to common stock during the three months ended March 31, 2002. The remaining notes are due within six months of issuance and have accrued interest at the rate of 10% per annum.

NOTE 5—COMMITMENTS

        The Company leases its office space in Carlsbad, California, with a term of 1 year with monthly lease payments of $2,000. The lease will expire in March 2003.

        Rent expense for the three months ended March 31, 2002 was $0.

        In January 2002, an employment agreement was executed with the Chairman and Chief Executive Officer. The term of the agreement is for three years unless terminated sooner by the Company. As a signing bonus, he was granted an option to purchase 2,500,000 shares of common stock at $.05 per share for a period of three years, or for as long as this agreement remains in effect.

NOTE 6—INCOME TAXES

        As of March 31, 2002, the Company had a federal and state net operating loss carryforward that may be of future limited use.

NOTE 7—CONTINGENCIES—GOING CONCERN

        As reported in the financial statements, ABCI has incurred a recurring loss of $20,674,392 from inception through March 31, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,373,051. In addition, on March 31, 2002, the Company's current accounts payable totaled $686,577. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

NOTE 8—STOCK OPTION PLAN

        In June 1993, ABCI adopted a Stock Option Plan (the "Plan"), for certain key employees. The Plan authorizes the Board/Committee to grant options to certain qualifying employees. The aggregate number of option shares cannot exceed 390,000. The Plan requires the employee to pay, at the time of exercise, a price not less than the fair market value of the Company's shares at the time options are first granted to the employee. The selection of recipients and number of option shares to be allocated to each recipient is within the discretion of the Board/Committee. Options granted and not exercised after 10 years will expire. As of March 31, 2002, no options have been granted.

NOTE 9—RELATED PARTY TRANSACTIONS

        A shareholder/officer has an amount due to the corporation of $20,828 as of March 31, 2002.

        The Company has an amount due to a shareholder of $93,473 as of March 31, 2002.

NOTE 10—LITIGATION

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

QuickLinks

PART I
PART II. OTHER INFORMATION
ABCI Holdings, Inc.
ABCI HOLDINGS, INC. BALANCE SHEET MARCH 31, 2002
ABCI HOLDINGS, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002
ABCI HOLDINGS, INC. STATEMENT OF SHAREHOLDERS' DEFICIT MARCH 31, 2002
ABCI HOLDINGS, INC. STATEMENT OF CASH FLOWS MARCH 31, 2002
ABCI HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2002