Form 10QSB
period 2002-06-30
ABCI HOLDINGS INC
filed 2002-08-19
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT

     For the transition period from _____________________ to __________________

     Commission file number: 0-29481

     ABCI HOLDING, INC.
     (Exact name of small business issuer as specified in its charter)

       DELAWARE                                          86-0214815
(State or other jurisdiction of                       (IRS Employer
incorporation or organization                       Identification No.)

                   4509 ADAMS STREET, SUITE A CARLSBAD, CA 92008
                     (Address of principal executive offices)

                                  (760) 720-9641
                            (Issuer's telephone number)

                    4606 PARK BLVD, SUITE C, CARLSBAD, CA. 92008
     (Former name, former address and former fiscal year, if changed since last report)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     15,066,862 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF JUNE 30, 2002

     Transitional Small Business Disclosure Format (check one); Yes  No X
                                                                       ---




                                 ABCI HOLDINGS, INC.
                                    BALANCE SHEET
                                    JUNE 30, 2002

                                        ASSETS

Current Assets
Cash in the Bank                                     $           178
 Demand loan                                         $             0
                                                        ------------
Property and Equipment
 Promotional vehicle and equipment                            51,545
 Office furniture and equipment                              183,076
 Manufacturing equipment                                      32,599
 Less accumulated depreciation                              (267,220)
                                                        ------------
  Net property and equipment                                       0
                                                        ------------
Other Assets
 Trademark                                                   132,436
 Covenant not-to-compete                                     150,000
 Prototype                                                   187,423
 Less accumulated amortization                              (469,859)
                                                        ------------
  Net other assets                                                 0
                                                        ------------
  Total assets                                        $          178
                                                        ------------
     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
 Accounts payable--trade                                $    686,577
 Accrued liabilities                                          91,084
 Accrued royalties                                            50,000
 Payroll tax payable                                          76,078
 Demand notes                                              1,081,122
 Convertible debentures                                       36,128
                                                        ------------
  Total current liabilities                                2,020,989
                                                        ------------
Long-Term Liabilities                                              0
                                                        ------------
  Total liabilities                                        2,020,989
                                                        ------------

Shareholders' Deficit

 Common stock--100,000,000 $.0001 par value
 shares authorized; 15,066,862 issued and
 outstanding                                              14,751,543
 Additional paid-in-capital                                4,578,768
 Accumulated deficit                                     (21,351,122)
                                                        ------------
  Total shareholders' deficit                             (2,020,811)
                                                         -----------
  Total liabilities and shareholders' deficit          $         178
                                                        ------------


See the Accompanying Notes to Financial Statements






                                 ABCI HOLDINGS, INC.
                               STATEMENT OF OPERATIONS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2002


Revenue . . . . . . . . . . . . . . . .                  $         0
Cost of Goods Sold. . . . . . . . . . .                            0
                                                         -----------
 Gross profit (loss). . . . . . . . . .                            0
                                                         -----------
Expenses
 General and administrative . . . . . .                    2,781,173
                                                         -----------
  Total expenses. . . . . . . . . . . .                    2,781,173
                                                         -----------
Income (Loss) from Operations . . . . .                   (2,781,173)
                                                         -----------
Other Income (Expense)
 Miscellaneous income . . . . . . . . .                            9
 Interest expense . . . . . . . . . . .                      (10,878)
                                                         -----------
  Total other income (expense). . . . .                      (10,869)
                                                         -----------
Net Income (Loss) . . . . . . . . . . .                  $(2,792,042)
                                                         -----------

See the Accompanying Notes to Financial Statements






                                 ABCI HOLDINGS, INC.
                               STATEMENT OF CASH FLOWS
                                    JUNE 30, 2002


                                        2002
                             --------------------------

Cash Flows from Operating
Activities:
 Net income (loss). . . . . . . . . . . . . .  $          (2,792,042)
 Adjustments to reconcile net
 loss to cash flows from
 operating activities:

  Depreciation. . . . . . . . . . . . . . . .                      0
  Amortization of intangibles . . . . . . . .                      0
  Loss on dispositions. . . . . . . . . . . .                      0
  Write off of intangibles. . . . . . . . . .                      0
 (Increase) decrease in:
  Accounts receivable . . . . . . . . . . .                        0
  Allowance for doubtful. . . . . . . . . .                        0
  accounts
 Increase (decrease) in:
  Accounts payable. . . . . . . . . . . . . .                      0
  Accrued payroll liability . . . . . . . . .                      0
  Reserve for warranty                     --------------------------
  Cash (used) by operating. . . . . . . . . .             (2,792,042)
  Activities                              --------------------------
Cash Flows from Investing . . . . . . . . . .                      0
Activities                                --------------------------
 Cash provided by investing . . . . . . . . .  $                   0
  Activities                                          --------------
Cash Flows from Financing
Activities:
 Proceeds from convertible. . . . . . . . . .  $          (1,353,141)
 debentures
 Net change of bank overdraft . . . . . . . .                 (6,035)
 Issuance of common stock . . . . . . . . . .              1,973,483
 Contributed capital. . . . . . . . . . . . .              2,108,900
 Net loans. . . . . . . . . . . . . . . . . .                 69,013
                                           -------------------------
  Cash provided from financing. . . . . . . .              2,792,220
  Activities                               -------------------------
Net change in cash. . . . . . . . . .. . . .                     178
Cash at January 1, 2002 . . . . . . . . . . .                      0
                                           -------------------------
Cash at June 30, 2002 . . . . . . . .  .  $                      178
                                           -------------------------
Supplemental Information
 Interest paid. . . . . . . . . . . . . . $                        0
                                           -------------------------
 Taxes paid . . . . . . . . . . . . . . . . .  $                   0
                                           -------------------------


                               ABCI HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1--ORGANIZATION AND OPERATIONS

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

Operations

        The Company sells skateboards, wakeboards, snowboards, +related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactures and/or assembles its products from components acquired from suppliers in North America. Products are marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3--INVENTORY

        In March 2001, the Company closed their facility located at 1770 Kettner Boulevard, San Diego, California. At that time all inventory was liquidated.


NOTE 4--CONVERTIBLE DEBENTURES PAYABLE

        During the year ended December 31, 2001, the Company issued
$1,354,000 short-term convertible promissory notes, which were converted to common stock during the six months ended June 30, 2002. The remaining notes are due within six months of issuance and have accrued interest at the rate of 10% per annum.

NOTE 5--COMMITMENTS

        The Company leases its office space in Carlsbad, California, with a term of 1 year with monthly lease payments of $2,000. The lease will expire in March 2003.

        Rent expense for the six months ended June 30, 2002 was $0.

        In January 2002, an employment agreement was executed with the Chairman and Chief Executive Officer. The term of the agreement is for three years unless terminated sooner by the Company. As a signing bonus, he was granted an option to purchase 2,500,000 shares of common stock at $.05 per share for a period of three years, or for as long as this agreement remains in effect.

NOTE 6--INCOME TAXES

        As of June 30, 2002, the Company had a federal and state net operating loss carryforward that may be of future limited

NOTE 7--CONTINGENCIES--GOING CONCERN

        As reported in the financial statements, ABCI has incurred a recurring loss of $21,351,122 from inception through June 30, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,020,989. In addition, on June 30, 2002, the Company's current accounts payable totaled $686,577. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

NOTE 8--STOCK OPTION PLAN

        In June 1993, ABCI adopted a Stock Option Plan (the "Plan"), for certain key employees. The Plan authorizes the Board/Committee to grant options to certain qualifying employees. The aggregate number of option shares cannot exceed 390,000. The Plan requires the employee to pay, at the time of exercise, a price not less than the fair market value of the Company's shares at the time options are first granted to the employee. The selection of recipients and number of option shares to be allocated to each recipient is within the discretion of the Board/Committee. Options granted and not exercised after 10 years will expire. As of June 30, 2002, no options have been granted.

NOTE 9--RELATED PARTY TRANSACTIONS

        The Company has an amount due to a shareholder of $517,770 as of June 30, 2002.

NOTE 10--LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

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

Our Strategy

     .    Offering products for all seasons.

     . Capitalizing on Thruster Wakeboards being the oldest wakeboard brand (currently the 3rd fastest growing sport.)

     . Offering a Patented performance Technology solution for rental and demo markets.

     .    Licensing of our Patented Technology to other companies.

     .    Licensing of our Brands to other companies (clothing etc).

     .    Licensing other Branded Marks on ABCI Holdings Products.

     .    OEM Manufacturing.

     . Web enabling the Company to increase efficiency, productivity and visibility.

     . Deploying 7distribution.com a web-based distribution company with e-commerce solution and offering our products to Manufactures and consumers, increasing our growth, margins and profitability.

Industry background

        Whether it's surfing the waves along the coast, skateboarding all terrain or parks, snowboarding in the mountains or wakeboarding on fresh or salt waters, California is where it all started and continues to be the center of the Action-Sports Industry. There are appealing characteristics attributed to the California lifestyle associated with these sports. These distinct characteristics are the essence of the

Action Sports Retail Industry and have been recognized as unique in comparison to traditional team sports. Unlike traditional sports, Action Sports offers the "X", "Y" and "I" demographic group a lifestyle more suited to their unique qualities and needs including a way to creatively express themselves. The Company believes that its target demographic group has been under-served historically, because of the high concentration of money being spent within the Traditional Sports Market. The Action Sports Retail Industry has supported these individuals to allow many of them to build professional careers as riders, designers, producers and business owners. That is why there is so much said about the roots and respect needed to reach this market group. This group recognizes businesses or individuals that have supported and have a genuine a passion for the sports themselves as opposed to one just trying to capitalize on them. Word-of-mouth spreads quickly within this industry, and consumers listen and buy what professional riders endorse. This attitude was witnessed when Snowboarding was introduced as an Olympic Event and the "Ski Industry people" were given the authority to govern the event as opposed to the "Snowboard Industry people". This demographic group and Industry is sophisticated, ethical, diverse, and tech-savvy and thinks highly of reputation, technology, respect and quality. The Company believes that the Action Sports Retail Industry is still evolving and will continue to benefit, as the next generation will follow this one. Currently Action sports are the fastest growing of all sports in the world today. Snowboarding is first Skateboarding is second and Wakeboarding is third respectively. This was according to the 14th annual Superstudy (r) of Sports

Participation, conducted in January 2001 by American Sports Data, Inc. of 14,772 Americans nationwide.

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

     . "Gen X" -The group represents over 78 Million in the U.S with an aggregate income of 1.2 Trillion dollars, or spending power of 600 Billion dollars.

     . "Gen Y" -Today there is nearly 22 million teen males in the U.S influencing $246 Billion in household spending.

     . "Gen I" -Young people already wield significant influence as consumers, ages 8-14--alone account for more than $14 billion in annual spending.

        The most recent and widely respected sports participation data in the US was just released in May 2001 and it shows that skateboarding was the second fastest growing sport in terms of participation, surpassed only be it's close "sister sport" snowboarding. Also, note the relevance that the 3 top growth sports (among all sports) were ABCI Holdings, Inc.'s (Echo Manufacturing) board sports--snow, wake, and skate. Further more, Transworld Skateboarding Business recently released results from its annual retailer survey. The 2000 survey shows skateboarding sales were up 27.25% Vs 1999.

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

Strategy

     .    Offering product for all seasons.

     . Offering a Patented performance technology solution for rental markets.

     .    Licensing of our Patented technology.

     .    Licensing of our brands to other companies.

     .    Licensing other branded marks on American  Board Sports products.

     .    OEM Manufacturing.

     . Web enabling the Company to increase efficiency, productivity and visibility.

     . Developing a web-based e-commerce solution and offering our products to consumers, increasing our growth, margins and profitability.

     .    Providing products for a better riding experience

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

        The Company has web sites located at:
http://www.americanboards.com, http://www.revsnow.com,
http://www.republicskateboards.com, http://www.thrusterwake.com,
http://www.7distribution.com http://www.humanskateboards.com,
http://www.echomanufacturing.com. The Company is developing a comprehensive web site marketing campaign containing a Company wide Extranet and Intranet offering its brands from manufacturing to consumers through "7distribution" which will further increase the Company's margins and profitability. The Intranet and Extranet will offer intuitive and streamlined efficiencies Technology

        The company is in the process of acquiring the "Freedom Groove Technology." This technology was researched, designed, developed and patented by 4117 Investments Ltd. in 1993. The track material was developed in cooperation with the engineering department of "Dupont" in the U.S.A. As the Freedom Groove Technology is used in both our Snowboard and Wakeboard production, the high strength polymer material that we had developed is designed for increased strength and performance for all the elements, from the freezing cold of the winter to the heat of the summer.

        The 6mm T-nuts (Inserts) that slide inside the track are custom designed and are exclusively produced for us for the Freedom Groove Technology. The inserts are made of hardened steel with aprotective coating that is baked into the steel at a very high temperature;with a coating rating that will withstand over 1500 hours of direct salt spray.

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

        Thruster Wakeboards offers a variety of models for all levels of riding and a selection of graphics targeting specific markets. Thruster also produces a complete line of wakeboard bindings, accessories, clothing and videos. Thruster Wakeboards has a team of top name professionals riding this year including, Igor Reoutt, Mike Rogers, Pat Panakos, Stephan Kaplan. Also part of the tea are some of the greatest amateur riders such as National Champion Taylor Alley, Chase Alley, Tosh Ceniceros, Steve Titzman, and Bobby Starky. Professional riders, Steve Spratt and Duane Pacha are working together to manage the Wakeboarding division.

The new 139 cm freestyle board is designed to ride more like a snowboard. The shape and the molded fins differ from other boards, by teaching you how to ride properly, progressively getting maximum pop. The pickle fork tip and tail helps sink the molded- fins to make it track better than traditional fins and also, allows the rider the freedom to experiment by spinning off the wake early like you would on a snowboard hit. The board is wide, has a whole lot of pop and allows stable landings. This board allows you to get the full potential of the wake by forcing you to edge all the way up the wake. It makes you ride with style, big huge airs all the way into the flats. It is meant for very responsive riders and is designed for progressive riding. This board is designed with the revolutionary patented "Freedom Groove Technology tm" binding mount system. It enables the rider to achieve the perfect stance, has four times the pull strength of a traditional insert, and is doubled under each binding on the board creating a wide bolt pattern that keeps the binding plate from producing unwanted heel lift flexing. There are two new board graphics available,the Ride and The Patriot the. Igor's signature model also includes the tri-fin molded design. The new "Igor 145" is a board designed by Igor and Josh and shaped by Stretch. Keeping true to the name "Thruster" the board is a molded tri-fin. We designed this board to flow in and out of big deep bottom turns. Carving is important to us as well as butter slides and lip tricks are, so the fin molding and placement was done so that the board will break free and slide. The board has a progressive rocker that increases a bit in the tip and tail to get you to boost up and not out. The goal was to make a board that lands tranny to tranny every time. A variable edge let's the board bite into the water for those soul carves, but releases the board quick and easy off the lip, giving you better hang time and less drag off the wake. The boards is 16.5" wide, just enough to make the board quick and responsive and also give the board soft landings.

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

        Facilities. Our principal place of business is an executive office which consists of approximately 2000 square feet of executive office space at 4509 Adams Street, Suite A, Carlsbad, California. This space is provided to us on a rent fee basis by 4Dcard, , and it is anticipated that this arrangement will remain until such time as we successfully consummates adequate capitalization to accommodate larger facilities. Management believes that this space will meet our needs for the foreseeable future.


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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, we had $20,828 in cash or cash equivalents.

        As of June 30, 2002, we had total liabilities of $2,020,989 and total shareholder's deficit of $2,020,811. As of the same date we have experienced a net loss of $2,792,042.

        As reported in the financial statements, ABCI has incurred a recurring loss of $21,351,122 from inception through June 30, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,020,989. In addition, on June 30, 2002, the Company's current accounts payable totaled $686,577. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2000.

PART I. OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES-NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES-NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--

        NONE

ITEM 5. OTHER INFORMATION-NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K--

(a)    Exhibits--NONE

(b) Reports on Form 8-K--We did file a report on Form 8-K during the three month period ended June 30, 2002, amending an earlier Form 8-K filing reporting our merger with American Boardsports Company, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ABCI Holdings, Inc.



Date:  May 21, 2002   /s/ THOMAS N. CARTER
                --------------------------
                          Thomas N. Carter
                   Chief Executive Officer