Form 10QSB
period 2002-09-30
ABCI HOLDINGS INC
filed 2002-11-20
CIK 104401

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

{X}  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2002

{  }     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT

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

     15,846862  SHARES OF COMMON  STOCK,  $0.001 PAR VALUE,  AS OF SEPTEMBER 30,
2002

     Transitional Small Business Disclosure Format (check one); Yes  No X
                                                                       ---

                                 ABCI HOLDINGS, INC.

                                 ABCI HOLDINGS, INC.
                                    BALANCE SHEET
                                 September 30, 2002

                                        ASSETS


Current Assets
Cash in the Bank                                     $             0
Inventory                                                        420
                                                        ------------
Property and Equipment
 Promotional vehicle and equipment                            51,545
 Office furniture and equipment                              183,076
 Manufacturing equipment                                      32,599
 Less accumulated depreciation                              (267,220)
                                                        ------------
  Net property and equipment                                       0
                                                        ------------
Other Assets
 Trademark                                                   132,436
 Covenant not-to-compete                                     150,000
 Prototype                                                   187,423
 Less accumulated amortization                              (469,859)
                                                        ------------
  Net other assets                                                 0
                                                        ------------
  Total assets                                        $          420
                                                        ------------
     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
 Accounts payable--trade                                $    601,298
 Accrued liabilities                                          91,027
 Accrued royalties                                            50,000
 Payroll tax payable                                          76,078
 Demand notes                                              1,114,478
 Convertible debentures                                      212,031
                                                        ------------
  Total current liabilities                                2,144,912
                                                        ------------
Long-Term Liabilities                                              0
                                                        ------------
  Total liabilities                                        2,144,912
                                                        ------------

Shareholders' Deficit

 Common stock--100,000,000 $.0001 par value
 shares authorized; 15,846,862 issued and
 outstanding                                              14,751,543
 Additional paid-in-capital                                4,422,784
 Accumulated deficit                                     (21,318,819)
                                                        ------------
  Total shareholders' deficit                             (2,144,492)
                                                         -----------
  Total liabilities and shareholders' deficit          $         420
                                                        ------------

See the Accompanying Notes to Financial Statements












                                 ABCI HOLDINGS, INC.
                               STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



Revenue . . . . . . . . . . . . . . . .                  $         0
Cost of Goods Sold. . . . . . . . . . .                            0
                                                         -----------
 Gross profit (loss). . . . . . . . . .                            0
                                                         -----------
Expenses
 General and administrative . . . . . .                    2,908,111
 Office Occupancy                                                           499
                                                         -----------
  Total expenses. . . . . . . . . . . .                    2,908,610
                                                         -----------
Income (Loss) from Operations . . . . .                   (2,908,610)
                                                         -----------
Other Income (Expense)
 Miscellaneous income . . . . . . . . .                      166,961
 Interest expense . . . . . . . . . . .                      (16,523)
                                                         -----------
  Total other income (expense). . . . .                      150,438
                                                         -----------
Net Income (Loss) . . . . . . . . . . .                  $(2,758,172)
                                                         -----------

See the Accompanying Notes to Financial Statements










                                 ABCI HOLDINGS, INC.

                               ABCI HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 2002

                             --------------------------

Cash Flows from Operating
Activities:
 Net income (loss). . . . . . . . . . . . . .  $          (2,758,172)
 Adjustments to reconcile net
 loss to cash flows from
 operating activities:

  Depreciation. . . . . . . . . . . . . . . .                      0
  Amortization of intangibles . . . . . . . .                      0
  Stock issued for expenses. . . . . . . . . . . .            62,400
  Write off of intangibles. . . . . . . . . .                      0
 (Increase) decrease in:
  Accounts receivable . . . . . . . . . . .                        0
  Allowance for doubtful. . . . . . . . . .                        0
  accounts
 Increase (decrease) in:
  Accounts payable. . . . . . . . . . . . . .                (96,270)
  Accrued payroll liability . . . . . . . . .                      0
  Reserve for warranty                     --------------------------
  Cash (used) by operating. . . . . . . . . .             (2,792,042)
  Activities                              --------------------------
Cash Flows from Investing . . . . . . . . . .                      0
Activities                                --------------------------
 Cash provided by investing . . . . . . . . .  $                   0
  Activities                                          --------------
Cash Flows from Financing
Activities:
 Proceeds from convertible. . . . . . . . . .  $          (1,353,319)
 debentures
 Net change of bank overdraft . . . . . . . .                 (6,035)
 Issuance of common stock . . . . . . . . . .              1,973,483
 Contributed capital. . . . . . . . . . . . .              2,108,900
 Net loans. . . . . . . . . . . . . . . . . .                 69,013
                                           -------------------------
  Cash provided from financing. . . . . . . .              2,792,220
  Activities                               -------------------------
Net change in cash. . . . . . . . . .. . . .                       0
Cash at January 1, 2002 . . . . . . . . . . .                      0
                                           -------------------------
Cash at September 30, 2002 . . . . . . . .  .  $                   0
                                           -------------------------
Supplemental Information
 Interest paid. . . . . . . . . . . . . . $                        0
                                           -------------------------
 Taxes paid . . . . . . . . . . . . . . . . .  $                   0
                                           -------------------------





                                ABCI HOLDINGS, INC.

                               ABCI HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

NOTE 3--INVENTORY

        In March 2001, the Company closed their facility located at 1770 Kettner Boulevard, San Diego, California. At that time all inventory was liquidated, Subsequent to that date inventory has been purchased on an as needed basis.


NOTE 4--CONVERTIBLE DEBENTURES PAYABLE

        During the year ended December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes, which were converted to common stock during the nine months ended September 30, 2002. The remaining notes are due within six months of issuance and have accrued interest at the rate of 10% per annum.

NOTE 5--COMMITMENTS

        The Company leases its office space in Carlsbad, California, with a term of 1 year with monthly lease payments of $2,000. The lease will expire in March 2003.

        Rent expense for the nine months ended September 30, 2002 was $499.

        In January 2002, an employment agreement was executed with the Chairman and Chief Executive Officer. The term of the agreement is for three years unless terminated sooner by the Company. As a signing bonus, he was granted an option to purchase 2,500,000 shares of common stock at $.05 per share for a period of three years, or for as long as this agreement remains in effect.

NOTE 6--INCOME TAXES

        As of September 30, 2002, the Company had a federal and state net operating loss carryforward that may be of future limited

NOTE 7--CONTINGENCIES--GOING CONCERN

        As reported in the financial statements, ABCI has incurred a recurring loss of $21,318,819 from inception through September 30, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,144,492. In addition, on September 30, 2002, the Company's current accounts payable totaled $601,298. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

NOTE 8--STOCK OPTION PLAN

        In June 1993, ABCI adopted a Stock Option Plan (the "Plan"), for certain key employees. The Plan authorizes the Board/Committee to grant options to certain qualifying employees. The aggregate number of option shares cannot exceed 390,000. The Plan requires the employee to pay, at the time of exercise, a price not less than the fair market value of the Company's shares at the time options are first granted to the employee. The selection of recipients and number of option shares to be allocated to each recipient is within the discretion of the Board/Committee. Options granted and not exercised after 10 years will expire. As of September 30, 2002, no options have been granted.





NOTE 9--RELATED PARTY TRANSACTIONS

        The Company has an amount due to a shareholder of $704,528 as of September 30, 2002.

NOTE 10--LITIGATION

        The Company (ABCI) is involved in two claims summarized as follows:

     a. Litigation against ABCI, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,904. Liability of the Company is certain in this matter as a successor in interest.

     b. Unpaid employee withholding taxes due to Franchise Tax Board in the amount of approximately $76,078. Liability of the Company is certain in this matter as successor in interest.

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

        We have one full time employees.

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

        Our independent accountants have issued a going concern opinion. That means that our accountants believe there is substantial doubt about our ability to remain in business for the next 12 months unless additional capitalization is raised. As reported in our December 31, 2002 financial statements, we incurred a recurring loss of $18,559,080 from inception through December 31, 2001. As of that date, our current liabilities exceeded our current assets by $3,723,214. In addition, on December 31, 2001, our cash overdraft was $6,035 and the current accounts payable totaled $686,577. These factors create uncertainty about the our ability to remain in business. The ability to continue in business is dependent on obtaining adequate capital funding to produce products and significant market demand for these products. In addition, the financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern. The financial statements issued as of June 30, and September 30, 2002 have not been reviewd by the company auditors.


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, we had $0 in cash or cash equivalents.

        As of September 30, 2002, we had total liabilities of $2,144,912 and total shareholder's deficit of $2,144,492. As of the same date we have experienced a net loss of $2,758,172.

        As reported in the financial statements, ABCI has incurred a recurring loss of $21,318,819 from inception through September 30, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,144,492. In addition, on September 30, 2002, the Company's current accounts payable totaled $601,298. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding to produce products and significant market demand for these products.

        The financial statements do not include any adjustments that might be necessary if ABCI is unable to continue as a going concern.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2001.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.














































                                     PART II
                                OTHER INFORMATION

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

(a)    Exhibits--99.1

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

ABCI Holdings, Inc.



Date:  November 19, 2002   /s/ THOMAS N. CARTER
                --------------------------
                          Thomas N. Carter
                   Chief Executive Officer

                                 CERTIFICATIONS*


I, Thomas N. Carter, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of ABCI Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/Thomas N. Carter
Name: Thomas N. Carter
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas N. Carter, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of ABCI Holdings, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of ABCI Holdings, Inc.
By:
/s/Thomas N. Carter
Thomas N. Carter
Chief Executive Officer &
Chief Financial Officer
Date: November 19, 2002