Form 10KSB
period 2002-12-31
ABCI HOLDINGS INC
filed 2003-05-15
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB

(Mark One)

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002.
[ ]     Transitional Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______________ to
________________.

                  ____________________________________________

                           Commission File No. 0-25388

                               ABCI HOLDINGS, INC.
                 (Name of small business issuer in its charter)
                  _____________________________________________

              Delaware                                        86-0214815
       (State or other Jurisidiction                        (IRS Employer
      of Incorporation or Organization)                Identification Number)
                  _____________________________________________

                              Post Office Box 1688
                       Solana Beach, California     92075
             (Address of Principal Executive Offices)     (Zip Code)

Issuer's Telephone Number (858) 523-1112

                           Securities registered under
                       Section 12(g) of the Act:     None

                        Securities to be registered under
                       Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 14, 2003 $196,465.22.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2003, there were 24,558,153 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-KSB consists of 43 Pages.

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                            _________________________

                               ABCI HOLDINGS, INC.

Section          Heading                                                    Page
                                                                            ----
Part I

Item 1           Description of Business                                       4

Item 2           Description of Property                                      10

Item 3           Legal Proceedings                                            11

Item 4           Submission of Matters to a Vote of Security Holders          12

Part II

Item 5           Market for the Registrant's Common Equity and Related

Stockholder Matters                                                           13

Item 6           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14

Item 6A          Quantitative and Qualitative Disclosures
                 About Market Risk                                            18

Item 7           Financial Statements with Index and Auditor's Report         19

Item 8           Changes in and Disagreements on Accounting and Financial
                 Disclosure                                                   33

Part III

Item 9           Directors, Executive Officers, Promoters and
                 Control Persons Compliance with Section 16(a)
                 of the Exchange Act                                          34

Item 10          Executive Compensation                                       36

Item 11          Security Ownership of Certain Beneficial Owners
                 and Management                                               37

Item 12          Certain Relationships and Related Transactions               38

Part IV

Item 13          Exhibits and Reports on Form 8-K 39

Item 14          Controls and Procedures                                      41

                 Signatures                                                   42

                                     Part I.

Item 1. Description of the Business.

A.     History of the Company.
       -------------------------

     1. Summary. ABCI Holding, Inc., f/k/a OneClass Synergy Corporation, f/k/a NPS International Corporation, f/k/a National Industrial Security Corporation, ("we," "our," "us," or the "Company") was incorporated under the laws of the State of Delaware in 1967. Effective August 11, 2001, ABCI Holdings, Inc. (the "Company") entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock was issued for every fifty (50) shares presently outstanding and thereafter, issue to the ABC shareholders and certain finders, an aggregate of up to 10,863,000 "restricted" common shares subject to certain adjustments, representing approximately 85% of the Company's then outstanding common stock, change the name of the Company to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. The effective date of the merger was the record date of reverse stock split, August 11, 2001. Under the terms of the contract, the officers and directors of the Company resigned their respective positions with the Company, and were replaced by Thomas N. Carter and Floyd Ryan, who were previously employed as management of ABC.

Subsequent to year end, on January 14, 2003, Thomas N. Carter resigned As Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law, was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company's president was received. As of the date of this filing, May 14, 2003, Mr. Baum has negotiated the conversion of approximately $2,874,000, of the company's debt to common stock.

     2. Pre-ABC Merger History. Until November 1998, our principal business consisted of providing security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the city of St. Louis, Missouri, and surrounding areas. Effective November 6, 1998, pursuant to a definitive agreement (the "Naidger Agreement"), we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., ("Naidger"), a Delaware corporation. As part of the terms of this transaction, we undertook a reverse split of our issued and outstanding common stock, whereby one (1) share of common stock was issued in exchange for each three (3) shares of common stock then issued and outstanding. Thereafter, we entered into a share exchange agreement with Naidger wherein we issued an aggregate of 8,000,000 "restricted" shares of our common stock to Naidger in exchange for all of their issued and outstanding shares. Naidger became a wholly owned subsidiary of our company. We also changed our name to "NPS International Corporation."

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

Effective December 20, 2000, we sold all of our interests in Polcorp, including Polcorp's two operating subsidiaries, MML and MTL. Polcorp also has a third wholly owned subsidiary, NPS Polska, L.L.C., which was incorporated in December 1999 but which has been inactive since its formation, which also was included in the sale. Polcorp and its three subsidiaries were sold to Suncrest Management Services, S.A., a company incorporated in Nevis, West Indies ("Suncrest"). Mr. Michael Wexler, a former officer and director of ours, is an officer, director and principal shareholder of Suncrest. Suncrest was one of our shareholders.

Suncrest had previously had an agreement with us to provide management services, which services were performed by Mr. Wexler. Pursuant to the terms of the applicable management services agreement, we had paid a service fee of approximately $8,500 per month during the term of the agreement, which was terminated in October 2000, pursuant to mutual consent. In addition, Suncrest was also reimbursed for reasonable costs and expenses incurred in conjunction with activities related to us. Service fees under the agreements were $119,680 and $86,082, plus expenses of $78,691 and $72,394 for the fiscal years ended December 31, 1999 and 2000, respectively.

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

The relevant agreement was executed in August 2000; however, the agreement provided that the effective date of the agreement would not be until such time as the assets had been fully delivered to us. Final delivery of the relevant URL's and platforms was completed on October 17, 2000.

In addition, we also agreed to lease our corporate office from MPC and use the services of MPC's Internet development and production facility in Miami, Florida, in order to generate users and customers to products and services to be offered by us. The agreement required us to pay $5,000 per month to MPC until September 2001, and the term would automatically renew for successive one year terms until written notice of termination is provided.

We also agreed to pay MPC a minimum quarterly fee of 100,000 shares of our common stock for supporting our growth. This agreement was subsequently terminated by mutual consent. Other than the initial 3.5 million shares, no other stock was issued to MPC. During the fiscal year ended December 31, 2000, we accrued $20,000 of charges from MPC pursuant to this agreement prior to termination.

As a result of this acquisition and the sale of Polcorp, our principal business plan changed. We intended to acquire, joint venture, advertise, promote and market unaffiliated companies worldwide in the Internet, biotechnology, genomics, pharmaceuticals and life-sciences industries by offering multiple solutions and platforms for these companies to promote their advertisements and content. We also intended to provide solutions for public and private companies to raise capital, raise business awareness and effect strategic mergers, acquisitions and other business combinations. Through our network acquired from MPC, we intended to offer a minimum of ten (10) Platform solutions for the advertiser or marketer to choose from, including (i) wireless devices; (ii) World Wide Web; (iii) E-mail; (iv) Interactive TV; (v) Digital Billboards; (vi) Internet Kiosks; (vii) Smart Devices, i.e. PALM, etc.; (viii) ATM Machines; (ix) Desktop Software; and (x) Alternative Media--Mobile Truck Ads/Truck and Bus Wrap, Card Racks.

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

     3. Post ABC-Merger History. ABCI Holdings, Inc. (the "Company") is a Delaware corporation that merged with American Boardsports Company, Inc., a California corporation ("ABC"), on August 11, 2001 in order to provide the merged entity with a publicly traded status. The transaction and its details are described above in the first paragraph of Section 1, Part A, Item 1. The Company currently trades its securities on the Over-The-Counter Bulletin Board under the symbol "ABCI." Prior to the merger with ABCI Holdings, Inc., ABC had a seven year operating history. The post-merger Company's intention was to design, develop, market and manufacture several models of wakeboards, snowboards, skateboards, and accessories, as well as related specialty clothing products.

The Company has operated utilizing several brand names for products it developed or distributed, including: Thruster Wakeboards, Republic Skateboards, Revelation, Rev Snowboards, Freedom Groove Technology, Human Skateboards, Competition Brand Urethane, and Hardcharger Bearings. Further, the Company started sales and marketing and distribution companies called 7 Distribution and American Boards, and there corollary websites called "7distribution.com" and "americanboardsports.com."

As of December 31, 2002, all of the aforementioned brands, businesses, companies and websites were non-operational.

     4.     Subsequent Events.
            ------------------
The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

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

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company's CEO and Board Chairman. Mr. Mark Baum ("Baum") was appointed as the Interim CEO & Chairman.

Mark L. Baum has more than 10 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

Post-Baum Appointment Operational and Corporate Structure Discussion.
---------------------------------------------------------------------

The Company does not own a manufacturing facility of any kind. The Company does not own the Freedom Groove Technology. The Company no longer operates, or continues to maintain any world wide web or internet presence. The Company no longer operates "7 Distribution", or Echo Manufacturing, a DBA used by management to show manufacturing capability, including any related websites for these entities.

All employees have been dismissed.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

As of the date of this report, May 14, 2003, Mr. Baum owns zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares.

As of the date of this report, May 14, 2003, TBLF has settled approximately USD $2,874,448 in Company obligations with 28 creditors through the issuance of 7,005,450 shares of the Company's common stock. The Company's debt to the Internal Revenue Service for payroll taxes was paid in full, by Joseph Lindquist, the Company's previous Chairman and CEO, management considers this debt to be settled. The Company continues to be obligated to the State of California (approximately $84,000.00), various parties for notes payable (approximately $130,000.00), various parties for accounts payable (approximately $75,000.00), and two judgment holders (approximately $60,000.00).

TBLF will continue to attempt to settle the Company's remaining obligations. However, given the fact that the Company does not currently have an operating business, nor does the Company have any cash, the only likely way the Company will be able to make settlements in the future will be through the continued issuance of common shares. This will likely cause additional dilution to existing and prospective shareholders.

Mr. Baum is currently attempting to find a candidate that is willing to merge with the Company. However, many viable companies are hesitant to merge with the Company given the remaining debt on the Company's balance sheet.

The Company, Mr. Baum and TBLF cannot guarantee that an acceptable merger candidate will be agreeable to a merger with the Company. Without an acceptable merger candidate, the Company will continue to exist without operations of any kind.

     5.     Government Regulations.
            -----------------------
We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

Item 2.        Description of the Property.
               ---------------------------

The Company currently owns no real property.

The Company currently subleases from TBLF, and pays TBLF a nominal fee of USD $100.00 to use the TBLF office. To date, the Company has not paid any monies to TBLF, and any past lease obligations to TBLF shall be accrued.

Item 3.   Legal Proceedings.
          ------------------

There were three matters that were pending during calendar 2002:

A. Schulke Matter. Litigation against the Company's predecessor in interest, American Boardsports Company, Inc. ("ABC") was brought by three related ABC shareholders seeking rescission and damages (in contract) in connection with stock purchases in the amount of $500,000. The Company settled this claim through the payment of $3,000.00 in cash and the issuance of 1,250,000 shares of the Company's common stock.

B. Northern Trust Bank Matter. Litigation was brought against ABC, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,903.80. Liability of the Company is certain in this matter as a successor in interest. Northern Trust Bank was able to secure a judgment against the Company. TBLF is currently attempting to settle this judgment.

C. State of California Matter. This matter involves unpaid employee withholding taxes by ABC, the Company's predecessor in interest, due to the Employment Development Department ("EDD") in the amount of approximately $84,000.00. Liability of the Company is certain in this matter as a successor in interest. TBLF is currently attempting to settle this matter.

As of the date of the filing of this report, but-for the State of California Matter described above, the Company, it's officer and it's director are not party to any pending legal proceeding related to their respective relationship with the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

On or about July 1, 2001, a majority of our shareholders consented to a merger with American Boardsports Company, Inc., a California corporation and the amendment of our Articles of Incorporation to change our name to ABCI Holdings, Inc.

A shareholder meeting was not held during calendar year 2002.

                                    PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters.
           ---------------------------------------------------------

The Company's Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "ABCI". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2001              Low        High
--------------    -----      ----
First Quarter     $3.10      1.00
--------------    -----      ----
Second Quarter     5.00       .50
--------------    -----      ----
Third Quarter      2.00       .10
--------------    -----      ----
Fourth Quarter     1.25       .10
--------------    -----      ----

2002              Low        High
--------------    -----      ----
First Quarter     $.25       1.25
--------------    -----      ----
Second Quarter     .13        .72
--------------    -----      ----
Third Quarter      .025       .22
--------------    -----      ----
Fourth Quarter     .01       .028
--------------    -----      ----

To date, the Company has not declared or paid dividends on its Common Stock.

As of the date of this report, there are no securities authorized to be issued under an equity compensation plan.

As of December 31, 2002, there were approximately 725 shareholders of record (in street name) of the company's Common Stock.

Sales of Unregistered Stock
---------------------------

As of January 1, 2002, the Company had approximately 7,539,662 shares issued and outstanding.

During the year ended December 31, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:
(1) 2,217,007 shares of common stock were issued for conversion of $1,439,346.70 of principal and interest incurred on these debts, (2) 7,711,000 shares of common stock were issued for consulting and professional fees valued at $2,620,708.10.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Critical Accounting Policies. Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

A.     Historical Overview
       -------------------

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

Prior to the merger with ABCI Holdings, Inc., ABC had a seven year operating history. The post-merger Company's intention was to design, develop, market and manufacture several models of wakeboards, snowboards, skateboards, and accessories, as well as related specialty clothing products.

The Company has operated utilizing several brand names for products it developed or distributed, including: Thruster Wakeboards, Republic Skateboards, Revelation, Rev Snowboards, Freedom Groove Technology, Human Skateboards, Competition Brand Urethane, and Hardcharger Bearings. Further, the Company started sales and marketing and distribution companies called 7 Distribution and American Boards, and there corollary websites called "7distribution.com" and "americanboardsports.com."

As of December 31, 2002, all of the aforementioned brands, businesses, companies and websites were non-operational.

B.     Subsequent Events
       ------------------

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company's CEO and Board Chairman. Mr. Mark Baum was appointed as the Interim CEO & Chairman.

Mark L. Baum has more than 10 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

C.     Post-Baum Appointment Operational and Corporate Structure Discussion.
       ---------------------------------------------------------------------

The Company does not own a manufacturing facility of any kind. The Company does not own the Freedom Groove Technology. The Company no longer operates, or continues to maintain any world wide web or internet presence. The Company no longer operates "7 Distribution", or Echo Manufacturing, including any related websites for these entities.

All employees have been dismissed.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

As of the date of this report, May 14, 2003, Mr. Baum owns zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, May 14, 2003, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

As of the date of this report, May 14, 2003, TBLF has settled approximately USD $2,874,448 in Company obligations with 28 creditors through the issuance of 7,005,450 shares of the Company's common stock. The Company continues to be obligated to the State of California (approximately $84,000.00), various parties for notes payable (approximately $130,000.00), various parties for accounts payable (approximately $75,000.00), and two judgment holders (approximately $60,000.00).

TBLF will continue to attempt to settle the Company's remaining obligations. However, given the fact that the Company does not currently have an operating business, nor does the Company have any cash, the only likely way the Company will be able to make settlements in the future will be through the continued issuance of common shares. This will likely cause additional dilution to existing and prospective shareholders.

Mr. Baum is currently attempting to find a candidate that is willing to merge with the Company. However, many viable companies are hesitant to merge with the Company given the remaining debt on the Company's balance sheet.

If a merger takes place, it is highly likely that the entity that is merging will require that the Company engage in a reverse split of it's common stock. If this happens, the Company's existing shareholders may be diluted significantly.

The Company, Mr. Baum and TBLF cannot guarantee that an acceptable merger candidate will be agreeable to a merger with the Company. Without an acceptable merger candidate, the Company will continue to exist without operations of any kind.

D.     Plan of Operation for the Next 12 Months
       ----------------------------------------

As is discussed above, the Company currently is not operating.

Ongoing obligations being incurred are to: (1) existing debt holders that are accruing interest on past Company obligations; (2) TBLF for services it has rendered and continues to render to the Company; (3) Randall Jones for accounting services he has rendered in assisting with the preparation of this report; and (4) auditing fees owed to the Company's certifying auditor.

The Company shall continue to explore opportunities it identifies that may allow the shareholders to realize value on their investment in the Company. This includes reviewing opportunities related to merging the Company with other entities. If a merger takes place, it is highly likely that the entity that is merging will require that the Company engage in a reverse split of it's common stock. If this happens, the Company's existing shareholders may be diluted significantly.

E.     Going Concern
       -------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we do not have enough cash to buy a pencil, let alone compensate our attorneys or auditors for their professional efforts.

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a very low price and is not actively traded.

If our efforts do not produce the required funds to maintain a reporting status, and if we are unable to obtain additional funding in the future, we may be forced to halt trading on our stock or simply not maintain our 1934 Exchange Act reporting status.

F.     Results of Operations for the Year Ended December 31, 2002 as Compared to
       -------------------------------------------------------------------------
       December 31, 2001
       -----------------

     1. Net Revenue. There was zero revenue in 2002, and there was $8,615.00 in revenue for the prior commensurate period, a 100% decrease.
     2.     Gross Profit. There was zero gross profit for 2002.
     3. Operating Expenses. Operating expenses were USD $ 3,174,783. These monies were paid for professional fees and consulting services related to the operations of the Company's former business.

G.     Liquidity and Capital Resources
       -------------------------------

With the closing of all operations, we have no revenue source. In order to pay expenses, we will be dependent on private placements of our common stock and issuance of convertible notes in order to sustain operations. In addition, there can be no assurances that the proceeds from private or other capital will continue to be available, or that revenues will increase to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund our operating needs.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

Item 7. Financial Statements.

       Index to ABCI Holdings, Inc. Financial Statements December 31, 2002

Independent Auditor's Report

Financial Statements:

     Balance Sheet
     Statements of Operations
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ABCI Holdings, Inc.
San Diego, California

We have audited the accompanying balance sheet of ABCI Holdings, Inc. as of December 31, 2002, and the related statements of operations, of shareholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABCI Holdings, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and shareholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wong Johnson & Associates
A Professional Corporation

Temecula, California
May 14, 2003

                           ABCI Holdings, Incorporated
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                         December 31,         2002        2001
                                        -------------       -------      -------

ASSETS

Current assets
     Demand Loan Receivable                                   $-       $ 20,828
            Total current assets                               -            -
                                                           -------      -------
     Total Assets                                             $-       $ 20,828
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Bank Overdraft                                           $-        $ 6,035
     Accounts Payable                                      589,080      686,577
     Accrued Liabilities                                    30,652      141,084
     Payroll Taxes                                          83,139       76,078
     Demand Notes                                        1,206,916    1,053,094
     Convertible Debentures                                175,000    1,781,174
                                                           -------      -------
            Total Current Liabilities                    2,084,787    3,744,042
-------------------------------------------------------------------------------

Long Term Liabilities                                           -           -
-------------------------------------------------------------------------------

            Total Liabilities                            2,084,787    3,744,042
Stockholders' Deficit
     Convertible Preferred Stock,
     $.001 par value, 10,000,000
             authorized, no shares issued and
             outstanding at December 31, 2002 and 2001.        -
     Common Stock, $.0001 par value, 100,000,000
             shares authorized, 17,552,700 and
             7,539,662 shares issued and outstanding
             at December 31, 2002 and 2001.                  1,755          762
     Additional Paid in Capital                         18,969,135   14,835,079
     Accumulated Deficit                               (21,055,678) (18,559,055)
-------------------------------------------------------------------------------
            Total Stockholders' Deficit                 (2,084,787)  (3,723,214)

Total Liabilities and Stockholders' Deficit                   $-       $ 20,828

See accompanying notes to consolidated financial statements.

                           ABCI Holdings, Incorporated
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)

                                          Period from          Period from
                                        January 1, 2002       January 1, 2001
                                     to December 31, 2002   to December 31, 2001
--------------------------------------------------------------------------------

Sales                                     $   -                    $ 8,615

Cost of sales                                 -                      9,782

Gross profit                                  -                     (1,167)

Operating expenses
      General and administrative            157,735                 85,849
      Professional and consulting         3,174,783                 54,838
      Office occupancy and supplies          21,684                 12,662
      Promotion and advertising              26,822                 29,653
                                          ----------               ---------
            Total operating expenses      3,381,024                383,002
--------------------------------------------------------------------------------
Loss from operations                     (3,381,024)              (384,169)
--------------------------------------------------------------------------------
Other income (expense)
      Gain on Extinguishment of debt        849,664                  2,632
      Write off intangibles                   -                   (123,000)
      Loss on disposal of subsidiary          -                   (382,835)
      Loss on lease abandonment               -                    (23,017)
      Interest expense                      (79,560)              (226,674)
      Other expense                         115,889               (195,063)
--------------------------------------------------------------------------------
Total other income (expense)                885,993               (947,957)
--------------------------------------------------------------------------------
Net loss                               $ (2,495,031)           $ (1,332,126)

Loss Per Share- Basic and Diluted           (0.1940)                (0.2292)

Weighted Average Shares Outstanding      12,863,254               5,812,885

See accompanying notes to consolidated financial statements.

                           ABCI Holdings, Incorporated
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years Ended December 31, 2001 and 2002
                        (in thousands, except share data)

                                                                     Paid                                Total
                                 Common           Common             In           Accumulated            Stockholders'
                                 Shares           Stock              Capital      Deficit                Deficit
----------------------------------------------------------------------------------------------------------------------
                                 4,949,626        13,391,750         $  -         $(14,985,455)          (1,593,705)

Loss on liquidation of Assets       -                 -                 -                -                    -

Contributed Capital Merged CO    2,590,036       (13,390,988)        14,835,079     (2,243,066)            (798,975)

Net loss                            -                 -                 -           (1,332,126)          (1,332,126)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001     7,539,662               762         14,835,079    (18,560,647)          (3,724,806)

Issuance of stock options           -                 -                  75,000                              75,000

Stock Adjustments                   85,031            -                      (6)                                 (6)

Stock issued for debt            2,217,007               222          1,439,125           -               1,439,347
Stock issued for Expenses        7,711,000               771          2,619,937                           2,620,708

Net loss                                                                            (2,495,031)          (2,495,031)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002    17,552,700             1,755         18,969,135    (21,055,678)          (2,084,787)
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           ABCI Holdings, Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2001 and 2002
                        (in thousands, except share data)


                                                                 Period from
                                                               January 1, 2002
                                                            to December 31, 2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (2,495,031)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Debt relief                                                  849,664
          Issuance of stock for services                             2,620,708
          Increase (decrease) Demand loans Receivable                  (20,828)
          Increase (decrease) Accrued Royalties                        (50,000)
          Increase (decrease) Accrued liabilities                      (60,432)
          Increase (decrease) Payroll taxes                              7,061
          Increase (decrease) Demand loans                             852,529
          Increase (decrease) Convertible debentures                (1,606,174)
          Increase (decrease) Accounts payable                         (97,497)
--------------------------------------------------------------------------------

             Net cash used by operating activities                        -

--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

             Net cash used by investing activities                        -

--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from demand loans & notes payable                          -

             Net cash provided by financing activities                    -

--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 -

Cash at beginning of year                                                 -

Cash at end of year $                                                     -

--------------------------------------------------------------------------------

Supplemental disclosures:

Noncash transactions
     Stock issued for debt                                         $ 1,439,347
     Stock issued for expenses                                     $ 2,620,708

See accompanying notes to consolidated financial statements.

ABCI HOLDING, Inc.
Notes to Financial Statements


NOTE 1 -- ORGANIZATION AND OPERATIONS

Organization

ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as One Class Synergy Corporation, was incorporated in the State of Delaware in1967.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation, which is currently trading on the OTCBB. Subsequently, One Class Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

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

Subsequent to the calendar year end, on January 14, 2003, Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company's president was received.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,055,678 from inception through December 31, 2002. As of that date, the Company's current liabilities exceeded its current assets by $2,084,787. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. The financial statements do not include any adjustments that might result from the outcome if this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are among others, realization of long lived assets, deferred taxes and payroll taxes obligations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. As of December 31, 2001 all equipment had been sold or abandoned.

Net Loss Per Share

Income (loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic EPS is computed as net income
(loss) applicable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

Accounting for Intangible Assets

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

Management has implemented this standard, and has completely written-off a product license with a value of $123,000 as of December 31, 2001.

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stockThomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company's Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Scholes model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, it was determined that a compensation expense of $75,000 was to be recorded.

Comprehensive Income

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No.
87. The Company, however, does not have any components of comprehensive income as defined by SFAS 130 and therefore, for the years ended December 31, 2002 and 2001, comprehensive loss is equivalent to the Company's net loss.

Segment and Geographic Information

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS 131 requires enterprises to report financial and descriptive information about reporting operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

Reclassifications

Certain amounts in the year ended December 31, 2001 financial statements have been reclassified to conform with 2002 presentation.

NOTE 3 -- INVENTORY

In March 2001, the Company closed their facility located at 1770 Kettner Boulevard, San Diego, California. At that time all inventory was liquidated.

NOTE 4 -- CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy, $1,354,000 was converted to common stock by March 31, 2002.

NOTE 5 -- CAPITAL STOCK

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the December 31, 2002, no classes of Preferred Stock were declared, issued or outstanding.

Common Stock

The Holders of Common Stock have one vote per share on all matters (including election of Directors) without provisions for cumulative voting. The Common Stock is not redeemable and has no conversion or preemptive rights.

In the event of liquidation of the Company, the holders of Common Stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property, when and as declared by the Board of Directors from assets legally available. To date, the Company has not declared or paid dividends on its Common Stock.

From July 1999 through December 31, 2001, the Company raised an additional $2,124,784 utilizing a Private Placement Memorandum and merger with One Class Synergy Corporation issuing 2,590,036 shares of the combined company common stock.

During calendar year ended December 31, 2002 the Company issued 7,711,000 shares of common stock equally $2,620,708 for the payment of operating expenses.

During calendar year ended December 31, 2002 the Company issued 2,217,007 shares of common stock for the payment of debt, equaling $1,439,347.

NOTE 6 -- LEASES

The Company leased space for its offices, product assembly and distribution in San Diego, California. This lease had a five-year term that expired in June 1999. The facility was rented under a month-to-month arrangement for $3,860 per month. In 2001, ABCI voluntarily vacated that office.

Rent expense for the year ended December 31, 2002 and 2001 was $12,553 and $0.00 respectively.

NOTE 7 -- INCOME TAXES

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

                                                            2002          2001
                                                           ------        ------

             Current
                       Federal                              $ -           $ -
                       State                                 800           800
                                                           ------        ------
                                                             800           800
                                                           ------        ------

             Deferred
                       Federal                              $ -           $ -
                       State
                            Provision for income taxes       800          $800
                                                           ------        ------

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

                                                            2002          2001
                                                           ------        ------

      Income tax provisions (benefit) computed
      at federal statutory rate                            (35.00%)     (35.00%)

      State taxes                                           (8.84%)      (8.84%)

      Increase in the valuation allowance                  (43.83%)     (43.83%)

                   Total                                    (0.01%)      (0.01%)

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

                                                    2002                2001
                                                   ------              ------

       Deferred tax asset
          Net operating loss carryforwards      $ 21,055,678       $ 18,559,080

       Deferred tax liability                   $ 21,055,678       $ 18,559,080

          State income taxes                      (1,640,623)        (1,861,322)

At December 31, 2002, the Company has available approximately $21,055,678 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2021.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

NOTE 8 -- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and/or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calender year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of December 31, 2002, no options have been granted.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types:
(i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calender year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of December 31, 2002, no options have been granted.

NOTE 9 -- RELATED PARTY TRANSACTIONS

A shareholder/officer has an amount due to the corporation of $20,828 as of December 31, 2001.

The Company has an amount due to a shareholder of $369,126 and $93,473 as of December 31, 2002 and 2001, respectively. Subsequent to year end, the amount due was converted to equity.

NOTE 10 -- LITIGATION

The Company (ABCI) is involved in three claims summarized as follows:

a. Litigation against the Company's predecessors in interest, American Boardsports Company, Inc. (ABCI) brought by three related ABCI shareholders seeking rescission and damages in connection with stock purchases in the amount of $450,000. The claim is being defended. The Company settled this claim subsequent to year end, through the payment of $3,000.00 in cash and the issuance of 1,250,000 shares of the Company's common stock.

b. Litigation against ABCI, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,904. Liability of the Company is certain in this matter as a successor in interest.

c. Unpaid employee withholding taxes due to Employment Development Department in he amount of approximately $83,000. Liability of the Company is certain in this matter as successor in interest.

NOTE 11 -- SUBSEQUENT EVENTS

Subsequent to year, January 14, 2003, Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding have been discontinued, including the web site and the resignation of Floyd Ryan, the Company's president. As of the date of this filing, Mr. Baum has negotiated the conversion of approximately $2,874,000 of the company's debt to common stock, including the debt and stock options to Thomas Carter, the former Chairman and CEO.

Note 12.  Extinguishment of debt

The company elected under California State statute to write off debt that Exceeded the limitation of four years for contractual and two years for oral. The amount of the write off equaled $874,664.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, Thomas N. Carter resigned as the Company's CEO and Board Chairman. Mr. Mark Baum was appointed as the Interim CEO & Chairman.

The Company's current officers and directors consist of the following persons:

Name               Age     Position                             Since
Mark L. Baum       30      Chairman, President, CEO and CFO     January 12, 2003

Mark L. Baum has more than 10 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

As of the date of the filing of this report, May 14, 2003, Mr. Baum owned zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, May 14, 2003, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

The ABCI Director currently receives no remuneration at this time. All ABCI Directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business. Our Company has not established specific committees within the Board of Directors.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Our Chairman, President, CEO and CFO is Mark L. Baum.

Mr. Baum, individually, does not have an employment or compensatory agreement with the Company.

As of the date of the filing of this report, May 14, 2003, Mr. Baum owned zero common shares of the Company's common stock.

Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

Mr. Baum has no options or warrants that would enable him to acquire ABCI common shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Mr. Baum, our Chairman, President, CEO and CFO is the beneficial owner of zero ABCI common shares.

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants.

Item 12. Certain Relationships and Related Transactions

Mark L. Baum
--------------

Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations. It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

Item 13. Exhibits and Reports on Form 8-K

A.     Exhibits

Number    Exhibits Name
------    -------------
2.0       Agreement between the Company and American Boardsports Company, Inc.**
---       ----------------------------------------------------------------------
3.1       Certificate and Articles of Incorporation*
---       ----------------------------------------------------------------------
3.3       Amendment to Articles of Incorporation***
---       ----------------------------------------------------------------------
3.4       Amendment to Articles of Incorporation***
---       ----------------------------------------------------------------------
3.5       Amendment to Articles of Incorporation****
---       ----------------------------------------------------------------------
3.2       Bylaws*
---       ----------------------------------------------------------------------
10.2      Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
----     -----------------------------------------------------------------------
10.3 Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****
----     -----------------------------------------------------------------------

          * Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.
--------------------------------------------------------------------------------
          ** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated August 27, 2001, and incorporated herein by reference.
--------------------------------------------------------------------------------
          *** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB for the fiscal year ended December 31, 1998 and are Incorporated herein by reference.
 -------------------------------------------------------------------------------
          **** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated December 8, 2000, and incorporated herein by reference.
 -------------------------------------------------------------------------------
          ***** Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K dated October 31, 2000, and incorporated herein by reference.
--------------------------------------------------------------------------------

B. Reports on Form 8-K

- On October 17, 2000, we filed a report on Form 8-K, advising of the MPC asset acquisition and issuance of 3.5 million common shares in consideration therefore.
- On December 8, 2000, we filed a report on Form 8-K, advising of the sale of Polcorp and its wholly owned subsidiary, as well as the change in our management.
- On August 27, 2001, we filed a report on Form 8-K, advising of a merger agreement with American Boardsports Company, Inc.
- On February 25, 2002, we filed an amended report on Form 8-KA, advising of a merger agreement with American Boardsports Company, Inc.
-    On January 12, 2003, the registrant filed a Form 8-K
(SEC File Number 000-13858 and Film Number 03513556) that stated that as of January 12, 2003, Thomas N. Carter had resigned all of his positions with the Company and that Mark L. Baum had accepted an appointment as Chairman of the Board of Directors, and that Mr. Baum would act as Interim-CEO.
-    On March 20, 2003, the registrant filed a Form 8-K
(SEC File Number 000-13858 and Film Number 03610268) that stated the Company's new mailing address. The Form 8-K further warned that the Company was having difficultly in filing its Form 10K-SB and that it was in danger of being delisted.
-    On April 2, 2003, the registrant filed a Form 8-K
(SEC File Number 000-13858 and Film Number 03635554) that updated shareholders and the marketplace on the settlement of approximately $2.85 million in debt with 28 creditors.

Item 14. Controls and Procedures

A.     Evaluation of disclosure controls and procedure.
       -----------------------------------------------

Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                           ABCI Holdings Incorporated



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ABCI HOLDINGS INCORPORATED
                    (Registrant)

                    /s/Mark L. Baum
                    Date: May 14, 2003
                    By: Mark L. Baum
                    Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)

                           ABCI Holdings Incorporated

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Mark L. Baum, certify that:

1. I have reviewed this annual report on Form 10-KSB of ABCI Holdings Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
      /s/ Mark L. Baum
      ----------------
          Mark L. Baum
          Chairman, CEO and CFO