Form 10KSB/A
period 2002-12-31
ABCI HOLDINGS INC
filed 2003-05-21
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10K-SB
                                     Amended

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

     4.     Subsequent Events.
            ------------------
The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

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

Item 3.   Legal Proceedings.
          ------------------

There were three matters that were pending during calendar 2002:

A. Schulke Matter. Litigation against the Company's predecessor in interest, American Boardsports Company, Inc. ("ABC") was brought by three related ABC shareholders seeking rescission and damages (in contract) in connection with stock purchases in the amount of $500,000. The Company settled this claim through the payment of $3,000.00 and the issuance of 1,250,000 shares of the Company's common stock.

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

2001               High       Low
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

During the year ended December 31, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:
(1) 2,217,007 shares of common stock were issued for conversion of $1,439,346.70 of principal and interest incurred on these debts, (2) 7,796,031 shares of common stock were issued for consulting, professional fees and other expenses valued at $2,620,706.10.

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