Form 10QSB
period 2003-03-31
ABCI HOLDINGS INC
filed 2003-05-21
CIK 104401

21

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

(Mark  One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or
[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, there were 24,558,151 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-QSB consists of 20 Pages.

                                TABLE OF CONTENTS
                            FORM 10-QSB QUARTERLY REPORT
                            _________________________

                               ABCI HOLDINGS, INC.

Section                             Heading                                 Page
                                                                            ----

Part I                  Financial Information

 Item 1                 Financial Statements                                 3
                        Balance Sheets at December 31, 2002 and              5
                        March 31, 2003 (Unaudited)
                        Statement of Operations (Unaudited) for the          6
                        three months ended March 31, 2002 and 2003
                        Statement of Cash Flows (Unaudited) for the          7
                        three months ended March 31, 2002 and 2003
                        Notes to Financial Statements                        8
 Item 2                 Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       13
 Item 3                 Quantitative and Qualitative Disclosures            14
                        about Market Risk
 Item 4                 Controls and Procedures                             15

Part II                 Other Information

 Item 1                 Legal Proceedings                                   16

 Item 2                 Changes in Securities and Use of Proceeds           17

 Item 3                 Defaults Upon Senior Notes                          18

 Item 4                 Submission of Matters of a Vote to                  18
                        Security Holders

 Item 5                 Other Information                                   18

 Item 6                 Exhibits and Reports on Form 8-K                    18

                        Signatures                                          19
                        Sarbanes-Oxley Certification                        20

                                     Item 1.
                           ABCI Holdings Incorporated

                        Consolidated Financial Statements
                           For the Three Months Ended
                                 March 31, 2003
                                   (Unaudited)

                           ABCI Holdings Incorporated


                               Financial Statements

                                 March 31, 2003

                        ________________________________

                                    CONTENTS
                        ________________________________


Balance Sheets                         1 - 2

Statements of Operations                   3

Statements of Cash Flows               4 - 5

Notes to Financial Statements          6 - 22

ABCI (Unaudited) Balance Sheet as of December 31, 2002 and March 31, 2003 (See Footnotes Below)


March 31 and December 31,                         2003               2002
--------------------------------------------------------------------------------
ASSETS

Current assets
     Demand Loan Receivable                     $   -                $   -
          Total current assets                      -                    -
                                              ----------------------------------
     Total Assets                               $   -                $   -
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable                           $ 125,046             589,080
     Accrued Liabilities                          164,600              30,652
     Payroll Taxes                                 83,139              83,139
     Demand Notes                                  41,527           1,206,916
     Convertible Debentures                        25,000             175,000
--------------------------------------------------------------------------------
          Total Current Liabilities               439,312           2,084,787
--------------------------------------------------------------------------------

Long Term Liabilities                   -                    -
--------------------------------------------------------------------------------
          Total Liabilities                       439,312           2,084,787
Stockholders' Deficit
     Convertible Preferred Stock, $.001
        par value, 10,000,000
            authorized, no shares issued
            and outstanding at March 31 2003
            and December 31, 2002.                   -
     Common Stock, $.0001 par value,
         100,000,000
            shares authorized, 24,558,152
            and 11,873,718 shares issued and
            outstanding at March 31, 2003
            and December 31, 2002.                  2,456               1,755
     Additional Paid in Capital                20,779,660          18,969,135

     Accumulated Deficit                      (21,221,429)        (21,055,678)
--------------------------------------------------------------------------------
          Total Stockholders' Deficit            (439,312)         (2,084,787)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit     $   -                $   -

ABCI (unaudited) Statement of Operations from January 1, 2003 to March 31, 2003, and the comparative period for Fiscal Year 2002 (See Footnotes Below)

                                          Period from             Period from
                                       January 1, 2003          January 1, 2002
                                      to March 31, 2003        to March 31, 2002
--------------------------------------------------------------------------------
Sales                                      $  -                    $  -

Cost of sales                                 -                       -

--------------------------------------------------------------------------------

Gross profit                                  -                       -
--------------------------------------------------------------------------------
Operating expenses
     General and administrative            154,300                      15
     Professional and Consulting            10,000               2,111,500
     Office occupancy and supplies             300                    -
--------------------------------------------------------------------------------
          Total operating expenses          164,600              2,111,515
--------------------------------------------------------------------------------

Loss from operations                       (164,600)            (2,111,515)
--------------------------------------------------------------------------------

Other income (expense)
     Interest expense                          -                    (5,373)
     Other income                              -                     1,576
--------------------------------------------------------------------------------

Total other income (expense)                   -                    (3,797)
--------------------------------------------------------------------------------

Net loss                                 $ (164,600)          $ (2,115,312)
--------------------------------------------------------------------------------

Loss Per Share- Basic and Diluted           (0.0106)               (0.1998)

Weighted Average Shares Outstanding      15,565,071             10,627,885

ABCI (unaudited) Statement of Cash Flows from January 1, 2003 to March 31, 2003, and the comparative period for Fiscal Year 2002 (See Footnotes Below)

                                          Period from             Period from
                                       January 1, 2003          January 1, 2002
                                      to March 31, 2003        to March 31, 2002
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $ (164,600)          $ (2,115,312)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Increase (decrease)
    Accrued liabilities                       164,600

     Net cash used by operating activities       -                (2,115,312)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Net cash used by investing activities       -                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from demand loans &
  notes payable                                  -                      -
  Proceeds from convertible debentures                            (1,353,141)
  Net change in bank overdraft                                        (6,035)
  Issuance of common stock                                         1,356,575
  Net Loans                                      -                     9,013
  Contribution of capital                                          2,108,900
     Net cash provided by financing
     activities                                  -                 2,115,312

Net increase in cash and cash equivalents        -

Cash at beginning of period                $     -                      -

Cash at end of period                      $     -              $       -

Supplemental disclosures of cash flow information:
     Cash paid for:
          Interest                         $     -              $       -
          Income taxes                     $     -              $       -

Noncash investing and financing activities

     Stock issued for debt                 $1,810,075           $       -
     Stock issued for expenses             $     -              $       -

ABCI HOLDING, Inc.
Notes to Financial Statements

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

Operations

During 2002 and prior the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactures and/or assembles its products from components acquired from suppliers in North America. Products are marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

Subsequent to the calendar year end, on January 14, 2003, Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company's president was received.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,221,429 from inception through March 31, 2003. As of that date, the Company's current liabilities exceeded its current assets by $439,312. These factors create uncertainty about the Company's ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2003 and the statements of operations and cash flow for the three month period ended March 31, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is include in the Company's annual report on Form 10-KSB.

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. During 2002 Thomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company's Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Scholes model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, it was determined that a compensation expense of $75,000 was to be recorded. During 2003, the stock options were rescinded in connection with the conversion of debt to the Company's former Chairman and CEO (Note 6).

NOTE 3--CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company had issued $1,354,000 short-term convertible promissory notes, and assumed $175,000 of convertible debt through the merger with One Class Synergy. All of the short term convertible promissory notes were converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

NOTE 4--CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the March 31, 2003, no classes of Preferred Stock were declared, issued or outstanding.

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

During the quarter ended March 31, 2003 the Company issued 7,005,450 shares of common stock for the payment of debt, equaling $2,848,683.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of March 31, 2003, no options have been granted.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types:
(i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of March 31, 2003, no options have been granted.

NOTE 6--RELATED PARTY TRANSACTIONS

The Company paid amount due to a shareholder of $369,126 during the quarter ended March 31, 2003 with the issuance of 2,000,000 shares of the Company's common stock.

The Baum Law Firm ("TBLF") has been engaged for 12 months to consult to the Company. As of the date of this report, May 14, 2003, TBLF has spent approximately 492 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

The Company accrued $135,300 of legal fees due The Baum Law Firm, which is owned by Mark Baum, the Company's CEO and Chairman.

NOTE 7--LITIGATION

The Company (ABCI) is involved in one claim summarized as follows:

The EDD of the State of California has a claim against the Company for unpaid employee withholding taxes in the amount of approximately $84,000. Liability of the Company is certain in this matter as successor in interest.

Item 2. Management's Discussion and Analysis of Operations

Plan of Operation
-------------------

A. General Disclosures. As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company's CEO and Board Chairman. Mr. Mark Baum ("Baum") was appointed as the Interim CEO & Chairman.

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

The Company is currently not operating. The Company does not own a manufacturing facility of any kind. The Company does not own the Freedom Groove Technology. The Company no longer operates, or continues to maintain any world wide web or internet presence.

All employees have been dismissed.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

B.          Plan of Operation Going Forward.
            -------------------------------

     1.     Short Term Goals
            ----------------

     Continue to reduce the liabilities of the Company
     Explore the possibilities of starting a health care oriented business, specifically a medical products distribution business
     Explore the possibility of spinning off an action sports subsidiary to the ABCI shareholders

     2.     Long Term Goals

- Any long term objectives will be defined by Management's ability to execute on acquiring or starting a new business within the Company

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

A.     Evaluation of disclosure controls and procedure.
       ------------------------------------------------

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

B.     Changes in Internal Controls.
       -----------------------------

Not applicable.

                                    Part II.
                                Other Information

Item 1.   Legal Proceedings.

There are currently no active matters that have resulted in litigation with the Company.

However, there are numerous creditors that remain unsatisfied with the Company's ability to meet its obligations to these respective parties.

It is anticipated that any one or more of these creditors could initiate litigation against the Company at any time regarding these unmet obligations.

Item 2.   Changes in Securities and Use of Proceeds

During the Quarter ending March 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

Randall Jones was issued 2,000,000 common shares in consideration of the settlement of any and all obligations owed to him as of January 15, 2003.

Thomas N. Carter was issued 2,000,000 common shares in consideration of the settlement of any and all obligations owed to him.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On or about July 1, 2001, a majority of our shareholders consented to the merger with American Boardsports Company, Inc., a California corporation and the amendment of our Articles of Incorporation to change our name to ABCI Holdings, Inc.

A shareholder meeting was not held during calendar year 2002.

There was not a matter submitted to our shareholders during the first calendar quarter of 2003.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports Filed on Form 8-K:

- On January 15, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03513556) that stated that as of January 15, 2003, Thomas N. Carter had resigned all of his positions with the Company and that Mark L. Baum had accepted an appointment as Chairman of the Board of Directors, and that Mr. Baum would act as Interim-CEO.

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

                    ABCI HOLDINGS INCORPORATED

(Registrant)

                                 By: /s/ Mark L. Baum
Date: May 20, 2003
                                 Mark L. Baum
                                 Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)

                           ABCI Holdings Incorporated

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Mark L. Baum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ABCI Holdings Incorporated;

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

5. The registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/   Mark L. Baum
      Mark L. Baum
      Chairman, CEO and CFO