Form 10-Q
period 2003-06-30
ABCI HOLDINGS INC
filed 2003-08-21
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or
[     ]  Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-25388
ABCI HOLDINGS, INC. (Name of small business issuer in its charter)
_____________________________________________

Delaware	86-0214815
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Post Office Box 1688 Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, there were 24,558,152 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-QSB consists of 21Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

ABCI HOLDINGS, INC.

Item 1.
ABCI Holdings Incorporated

Financial Statements
For the Six Months Ended
June 30, 2003

ABCI Holdings Incorporated

Financial Statements

June 30, 2003

________________________________

CONTENTS
________________________________

Balance Sheets                               1 - 2

Statements of Operations                             3

At Three Months

At Six Months

Statements of Cash Flows                            4 - 5

Notes to Financial Statements                       6 - 22

ABCI Holdings Incorporated
Balance Sheet as of December 31, 2002 and June 30, 2003
(See Footnotes Below)

	June 30, 2003	December 31, 2002

Assets

Current assets
Demand Loan Receivable	$ -	$ -
Total current assets	-

Total Assets	$ -	$ -

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$ 111,822	$ 589,080
Accrued liabilities	187,227	30,652
Payroll taxes	-	83,139
Demand notes	54,027	1,206,916
Convertible debentures	25,000	175,000
Total current liabilities	378,076	2,084,787

Total liabilities	378,076	2,084,787

Stockholders' deficit
Convertible preferred stock, $.001 par value, 10,000,000
authorized, no shares issued and
outstanding at June 30, 2003 and December 31, 2002	-	-
Common stock, $.0001 par value, 100,000,000
shares authorized, 24,558,152 and 17,552,700 shares issued
and outstanding at June 30, 2003 and December 31, 2002	2,456	1,755
Additional paid in capital	20,779,660	18,969,135
Accumulated deficit	(21,160,193)	(21,055,678)

Total stockholders' deficit	(378,076)	(2,084,787)

Total liabilities and stockholders' deficit	$ -	$ -

ABCI Holdings Incorporated
Statement of Operations from April 1, 2003 to June 30, 2003, and the comparative period for Fiscal Year 2002
(See Footnotes Below)

	Period from	Period from
	April 1, 2003	April 1, 2002
	to June 30, 2003	to June 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	5,000	2,950
Professional and consulting	21,827	668,275
Office occupancy and supplies	300	-

Total operating expenses	27,127	671,225

Loss from operations	(27,127)	(671,225)

Other income (expense)
Interest expense	-	(5,505)
Gain on settlement of debt	88,363	-

Total other income (expense)	88,363	(5,505)

Net income (loss)	$ 61,236	$ (676,730)

Loss Per Share- Basic and Diluted	0.0039	(0.0637)

Weighted Average Shares Outstanding	17,886,887	10,627,885

ABCI Holdings Incorporated
Statement of Operations from January 1, 2003 to June 30, 2003, and the comparative period for Fiscal Year 2002
(See Footnotes Below)

	Period from	Period from
	January 1, 2003	January 1, 2002
	to June 30, 2003	to June 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	5,000	143,682
Professional and Consulting	186,127	2,637,491
Office occupancy and supplies	600	-

Total operating expenses	191,727	2,781,173

Loss from operations	(191,727)	(2,781,173)

Other income (expense)
Interest expense	(1,150)	(10,869)
Gain on settlement of debt	88,363	-

Total other income (expense)	87,213	(10,869)

Net loss	$ (104,514)	$ (2,792,042)

Loss Per Share- Basic and Diluted	(0.0058)	(0.2627)

Weighted Average Shares Outstanding	17,886,887	10,627,885

ABCI Holdings Incorporated
Statement of Cash Flows from January 1, 2003 to June 30, 2003, and the comparative period for Fiscal Year 2002
(See Footnotes Below)

	Period from
	January 1, 2003	January 1, 2002
	to	to
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$ (104,514)	$ (2,792,042)
Adjustments to reconcile net loss to
net cash used by operating activities:
Interest paid with stock	1,150
Liquidation of payroll tax	(500)
Gain on settlement of debt	(88,363)
Increase (decrease) Accrued liabilities	179,727
Net cash used by operating activities	(12,500)	(2,792,042)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures		(1,353,141)
Net change in bank overdraft		(6,035)
Issuance of common stock		1,973,483
Loan proceeds	12,500	69,013
Contribution of capital		2,108,900
Net cash provided by financing activities	12,500	2,792,220

Net increase in cash and cash equivalents	-	178

Cash at beginning of period
	-	-

Cash at end of year	$ -	$ 178

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Noncash investing and financing activities
Stock issued for debt	$ 1,810,075	$ -
Stock issued for expenses	$ -	$ -

ABCI HOLDINGS, Inc.
Notes to Financial Statements

NOTE 1--ORGANIZATION AND OPERATIONS

Organization

ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as One Class Synergy Corporation, was incorporated in the State of Delaware in1967.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation, which was trading on the OTCBB. Subsequently, One Class Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

Operations

During 2002 and prior the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products are marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

On January 14, 2003, Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company’s president was received.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,160,193 from inception through June 30, 2003. As of that date, the Company’s current liabilities exceeded its current assets by $378,076. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2003 and the statements of operations and cash flow for the three and six month periods ended June 30, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is include in the Company’s annual report on Form 10-KSB. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Share

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
Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. During 2002 Thomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company’s Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Scholes model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, compensation expense of $75,000 was recorded. During 2003, the stock options were rescinded in connection with the conversion of various obligations to the Company’s former Chairman and CEO (Note 6).

NOTE 3--CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company had issued $1,354,000 short-term convertible promissory notes, and assumed $175,000 of convertible debt, through the merger with One Class Synergy. All of the short term convertible promissory notes were converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

NOTE 4--CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of the June 30, 2003, no classes of Preferred Stock were declared, issued or outstanding.

Common Stock

The holders of common stock have one vote per share on all matters, including election of Directors, without provisions for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights.

In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and the holders of the Company’s senior securities. The Company may pay dividends, in cash or in securities or other property, when and as declared by the board of directors from assets legally available. To date, the Company has not declared or paid dividends on its common stock.

From July 1999 through December 31, 2001, the Company raised an additional $2,124,784 utilizing a Private Placement Memorandum and merger with One Class Synergy Corporation, issuing 2,590,036 shares of the combined company’s common stock.

During the year ended December 31, 2002, the Company issued 7,711,000 shares of common stock valued at $2,620,708 for the payment of operating expenses.

During the year ended December 31, 2002, the Company issued 2,217,007 shares of common stock for the liquidation of debt equaling $1,439,347.

During the quarter ended March 31, 2003, the Company issued 7,005,450 shares of common stock for the liquidation of debt equaling $2,848,683.

During the quarter ended June 30, 2003, the Company did not issue any common shares.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and / or designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of June 30, 2003, no options have been granted.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of June 30, 2003, no options have been granted.

Subsequent to the quarter ended June 30, 2003 the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On July 15, 2003 the Company registered for consideration to employees, officers, directors or consultants 5,000,000 shares of the common stock for services rendered and/or to be rendered and payments made under the 2003 Stock Incentive Plan. As of the date of this report, no stock or options have been issued.

NOTE 6--RELATED PARTY TRANSACTIONS

The Company satisfied $369,126 due to a shareholder during the quarter ended March 31, 2003 through the issuance of 2,000,000 shares of the Company’s common stock.

The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, August 18, 2003, TBLF has spent approximately 550 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2003, convert some or all of it's debt with the Company into common shares. A conversion of all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

As of March 31, 2003, the Company accrued $151,127 of legal fees due The Baum Law Firm, which is owned by Mark Baum, the Company’s CEO and Chairman.

During the quarter ended June 30, 2003, the Company accrued legal fees due The Baum Law Firm in the amount of $15,827. The total amount due and payable to Mr. Baum’s firm is $166,954 as of June 30, 2003.

In order to effect a settlement with the Employment Development Department ("EDD"), Mr. Baum advanced the Company $500. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt owed to the Company’s former transfer agent, Mr. Baum advanced the Company $5,000. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt owed to the Company’s former auditors, Matranga & Correija, Mr. Baum advanced the Company $7,500. This advance will accrue interest at a rate of 4 percent.

The advances are included in demand notes.

NOTE 7--LITIGATION

The Company (ABCI) is involved in various claims summarized as follows:

Litigation against ABCI, the Company's predecessor in interest, involving unpaid rent and associated charges in the amount of $20,904. Liability of the Company is certain in this matter as a successor in interest.

During the quarter ended June 30, 2003, Company counsel, The Baum Law Firm, was able to settle the EDD matter with the State of California. The original demand amount of the claim was approximately $84,000. The claim was settled and approved by an administrative law judge in consideration of $500 (Note 6). The corresponding gain on settlement of debt of approximately $83,500 has been included in the Statement of Operations.

During the quarter ended June 30, 2003, the Company was served with a Complaint by Damaged Goods, Inc. The Company believes that it is not liable for this amount and is seeking to negotiate with the Plantiff in order to resolve this matter. However, shareholders should be aware and advised that The Baum Law Firm may not be able to settle this matter and that the Company does not have the cash to defend this claim. Therefore, it is possible, if not probable that the Company may be subject to a judgment in this matter. The Company believes that the entire claim amount is less than $10,000.

Item 2.        Management's Discussion and Analysis of Operations

Plan of Operation

A.    General Disclosures. As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company’s CEO and Board Chairman. Mr. Mark Baum ("Baum") was appointed as the Interim CEO & Chairman.

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

B.    Plan of Operation Going Forward.

Short Term Goals

Continue to reduce the liabilities of the Company
Explore the possibilities of starting a health care oriented business

Long Term Goals

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

Item 4.    Controls and Procedures

A.    Evaluation of disclosure controls and procedure .
Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
B.    Changes in Internal Controls .
Not applicable.

Part II.
Other Information

Item 1. Legal Proceedings.

This calendar quarter, Damaged Goods, Inc. initiated litigation against the Company. The Company believes that it is not liable for this amount and is seeking to negotiate with the Plaintiff in order to resolve this matter. However, shareholders should be aware and advised that The Baum Law Firm may not be able to settle this matter and that the Company does not have the cash to defend this claim. Therefore, it is possible, if not probable that the Company may be subject to a judgment in this matter. The Company believes that the entire claim amount is less than US $10,000.00.

There are numerous creditors that remain unsatisfied with the Company's ability to meet its obligations to these respective parties.

It is anticipated that any one or more of these creditors could initiate litigation against the Company at any time regarding these unmet obligations.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ending June 30, 2003, the Company issued no securities.

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

There was not a matter submitted to our shareholders during the second calendar quarter of 2003.

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

On March 20, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03610268) that stated the Company's new mailing address. The Form 8-K further warned that the Company was having difficultly in filing its Form 10KSB and that it was in danger of being delisted.

On April 2, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03635554) that updated shareholders and the marketplace on the settlement of approximately $2.85 million in debt with 28 creditors.

On May 13, 2003, the registrant filed a Form 8-K (SEC Film Number 03695943) that informed the marketplace that the Company and the Board of Directors had approved of the engagement of the firm of Wong Johnson & Associates, A Professional Corporation, of Temecula, California as the Company's independent auditors.

ABCI Holdings Incorporated
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABCI HOLDINGS INCORPORATED [Graphic] (Registrant)

Date: August 18, 2003	By:	/s/ Mark L. Baum [Graphic]

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
4.    The registrant’s certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s certifying officer has disclosed, based on his most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):
a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 18, 2003

/s/ Mark L. Baum [Graphic]
Mark L. Baum
Chairman, CEO and CFO