Form 10-Q
period 2003-09-30
ABCI HOLDINGS INC
filed 2003-11-17
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)
[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or
[     ]  Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

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

Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2003, there were 24,558,152 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

This Form 10-QSB consists of 20 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

ABCI HOLDINGS, INC.

Item 1.
ABCI Holdings Incorporated

Financial Statements
For the Three and Nine Months Ended
September 30, 2003

ABCI Holdings Incorporated

Financial Statements

September 30, 2003

________________________________

CONTENTS
________________________________

Balance Sheets                    5

Statements of Operations

At Three Months                6

At Nine Months                7

Statements of Cash Flows                8

Notes to Financial Statements               9 - 13

ABCI Holdings Inc.
Balance Sheet as of December 31, 2002 and September 30, 2003 (See Footnotes Below)

	September 30, 2003	December 31, 2002

Assets

Total Assets	$ -	$ -

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$ 111,822	$ 589,080
Accrued liabilities	200,728	30,652
Payroll taxes	-	83,139
Demand notes	54,027	1,206,916
Convertible debentures	25,000	175,000
Total current liabilities	391,577	2,084,787

Total liabilities	391,577	2,084,787

Stockholders' deficit
Convertible preferred stock, $.001 par value, 10,000,000 authorized
no shares issued and outstanding at September 30, 2003 and December 31, 2002	-	-

Common stock, $.0001 par value, 100,000,000
shares authorized, 24,558,152 and 17,552,700 shares issued and outstanding at September 30, 2003 and December 31, 2002	2,456	1,755

Additional paid in capital	20,779,660	18,969,135
Accumulated deficit	(21,173,194)	(21,055,678)

Total stockholders' deficit	(391,577)	(2,084,787)

Total liabilities and stockholders' deficit	$ -	$ -

ABCI Holdings Inc.
Statement of Operations from July 1, 2003 to September 30, 2003, and the comparative period for Fiscal Year 2002 (See Footnotes Below)

	Period from July 1, 2003 to September 30, 2003	Period from July 1, 2002 to September 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	-	-
Professional and consulting	13,000	126,938
Office occupancy and supplies	-	499

Total operating expenses	13,000	127,437

Loss from operations	(13,000)	(127,437)

Other income (expense)
Interest expense	-	(5,654)
Gain on extinguishment of debt	-	166,961

Total other income (expense)	-	161,307

Net income (loss)	$ (13,000)	$ 33,870

Loss Per Share- Basic and Diluted	(0.0007)	0.0029

Weighted Average Shares Outstanding	18,886,889	11,627,887

ABCI Holdings Inc.
Statement of Operations from January 1, 2003 to September 30, 2003, and the comparative period for Fiscal Year 2002 (See Footnotes Below)

	Period from January 1, 2003 to September 30, 2003	Period from January 1, 2002 to September 30, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	5,000	143,682
Professional and Consulting	199,127	2,764,429
Office occupancy and supplies	600	499

Total operating expenses	204,727	2,908,610

Loss from operations	(204,727)	(2,908,610)

Other income (expense)
Interest expense	(1,150)	(16,523)
Gain on extinguishment of debt	88,363	166,961

Total other income (expense)	87,213	150,438

Net loss	$ (117,514)	$ (2,758,172)

Loss Per Share- Basic and Diluted	(0.0062)	(0.2372)

Weighted Average Shares Outstanding	18,886,889	11,627,887

ABCI Holdings Inc.
Statement of Cash Flows from January 1, 2003 to September 30, 2003, and the comparative period for Fiscal Year 2002 (See Footnotes Below)

	Period from
	January 1, 2003 to September 30, 2003	January 1, 2002 to September 30, 2002

Cash flows from operating activities:
Net loss	$ (117,514)	$ (2,758,172)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for expenses		62,400
Interest paid with stock	1,150
Liquidation of payroll tax	(500)
Gain on extinguishment of debt	(88,363)	(166,691)
Increase (decrease) in accounts payable		70,691
Increase (decrease) accrued liabilities	192,727
Net cash used by operating activities	(12,500)	(2,792,042)

Cash flows from investing activities:
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible debentures		(1,353,319)
Net change in bank overdraft		(6,035)
Issuance of common stock		1,973,483
Loan proceeds	12,500	69,013
Contribution of capital		2,108,900
Net cash provided by financing activities	12,500	2,792,220

Net increase in cash	-	-

Cash at beginning of period
	-	-

Cash at end of period	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Noncash investing and financing activities
Stock issued for debt	$ 1,810,075	$ -
Stock issued for expenses	$ -	$ 62,400

ABCI HOLDINGS, Inc.
Notes to Financial Statements

NOTE 1--ORGANIZATION AND OPERATIONS

Organization

ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as One Class Synergy Corporation, was incorporated in the State of Delaware in1967.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation, which was trading on the OTCBB. Subsequently, One Class Synergy Corporation changed the name to ABCI. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,173,194 from inception through September 30, 2003. As of that date, the Company’s current liabilities exceeded its current assets by $391,577. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2003 and the statements of operations and cash flow for the three and nine month periods ended September 30, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. As such, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is include in the Company’s annual report on Form 10-KSB. The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

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

Reclassifications

Certain 2002 balances have been re-classified to conform to the 2003 presentation.

NOTE 3--CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company had issued $1,354,000 of short-term convertible promissory notes, and assumed $175,000 of convertible debt, through the merger with One Class Synergy. All of the short term convertible promissory notes were converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

NOTE 4--CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of the September 30, 2003, no classes of Preferred Stock were declared, issued or outstanding.

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

During the quarter ended June 30, 2003, the Company did not issue any common shares. During the quarter ended September 30, 2003, the Company did not issue any common shares.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and / or designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of September 30, 2003, no options have been granted.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an Incentive Stock Option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of September 30, 2003, no options have been granted.

On September 17, 2003 the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for consideration to employees, officers, directors or consultants 10,000,000 shares of the common stock for services rendered and/or to be rendered and payments made under the 2003 Stock Incentive Plan. As of the date of this report, no stock or options have been issued.

NOTE 6--RELATED PARTY TRANSACTIONS

The Company satisfied $369,126 due to a shareholder during the quarter ended March 31, 2003 through the issuance of 2,000,000 shares of the Company’s common stock.

The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, November 14, 2003, TBLF has spent approximately 590 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

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

During the quarter ended September 30, 2003, the Company accrued legal fees due The Baum Law Firm in the amount of $10,000. The total amount due and payable to Mr. Baum’s firm is $176,954 as of September 30, 2003.

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

During the quarter ended June 30, 2003, Company counsel, The Baum Law Firm, was able to settle the EDD matter with the State of California. The original demand amount of the claim was approximately $84,000. The claim was settled and approved by an administrative law judge in consideration of $500 (Note 6). The corresponding gain on settlement of debt of approximately $83,500 has been included in the Statement of Operations for the Nine Month Period.

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

NOTE 8-- SUBSEQUENT EVENT

During October 2003, the Company issued 4,500,000 shares of common stock to settle outstanding liabilities of $48,000.00 as of September 30, 2003. Item 2.        Management's Discussion and Analysis of Operations

Plan of Operation

A.    General Disclosures .

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

B.    Plan of Operation Going Forward .

1.    Short Term Goals

  Continue to reduce the liabilities of the Company
  Explore the possibilities of starting a new operating business
2.    Long Term Goals
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
B.    Changes in Internal Controls .
Not applicable.

Part II.
Other Information

Item 1. Legal Proceedings .

During the last calendar quarter, Damaged Goods, Inc. initiated litigation against the Company. The Company believes that it is not liable for this amount and is seeking to negotiate with the Plaintiff in order to resolve this matter. However, shareholders should be aware and advised that The Baum Law Firm may not be able to settle this matter and that the Company does not have the cash to defend this claim. Therefore, it is possible, if not probable that the Company may be subject to a judgment in this matter. The Company believes that the entire claim amount is less than US $10,000.00.

There are numerous creditors that remain unsatisfied with the Company's ability to meet its obligations to these respective parties.

It is anticipated that any one or more of these creditors could initiate litigation against the Company at any time regarding these unmet obligations.

Item 2.      Changes in Securities and Use of Proceeds

During the quarter ending September 30, 2003, the Company issued no securities.

Item 3.      Defaults Upon Senior Securities - None.

Item 4.      Submission of Matters to a Vote of Security Holders.

On or about July 1, 2001, a majority of our shareholders consented to the merger with American Boardsports Company, Inc., a California corporation and the amendment of our Articles of Incorporation to change our name to ABCI Holdings, Inc.

A shareholder meeting was not held during calendar year 2002.

There was not a matter submitted to our shareholders during the third calendar quarter of 2003.

Item 5.    Other Information - Not applicable.

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
ABCI HOLDINGS INC. [Graphic] (Registrant)

Date: November 13, 2003	By:	/s/ Mark L. Baum [Graphic]

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ABCI Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Mark L. Baum, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this November 13, 2003       /s/ Mark L. Baum
Mark L. Baum,
Chairman and CEO

ABCI Holdings Inc.

CERTIFICATION PURSUANT TO
THE SARBANES-OXLEY ACT OF 2002
I, Mark L. Baum, certify that:
1.    I have reviewed this quarterly report on Form 10-QSB of ABCI Holdings Inc.;
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
Date: November 13, 2003

/s/ Mark L. Baum [Graphic]
Mark L. Baum
Chairman, CEO and CFO