Form 10KSB
period 2003-12-31
ABCI HOLDINGS INC
filed 2004-04-16
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

(Mark One)
[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
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

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 8, 2004: $291,844.39.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2004, there were 41,692,056 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-KSB consists of 36 Pages.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

ABCI HOLDINGS, INC.

Section	Heading	Page
Part I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 6A	Quantitative and Qualitative Disclosures About Market Risk
Item 7	Financial Statements with Index and Auditor's Report
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management
Item 12	Certain Relationships and Related Transactions
Part IV
Item 13	Exhibits and Reports on Form 8-K
Item 14	Controls and Procedures
Signatures

Part I.

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

Item 1. Description of the Business .

A.    History of the Company .

1.    Summary . ABCI Holdings, Inc., f/k/a OneClass Synergy Corporation, f/k/a NPS International Corporation, f/k/a National Industrial Security Corporation, ("we," "our," "us," or the "Company") was incorporated under the laws of the State of Delaware in 1967. Effective August 11, 2001, ABCI Holdings, Inc. (the "Company") entered into an agreement and plan of merger with American Boardsports Company, Inc. ("ABC"), a privately held California corporation, whereby the Company agreed to acquire all of the issued and outstanding shares of ABC, in exchange for issuance by the Company of previously unissued "restricted" common stock. The relevant terms of the transaction required the Company to undertake a reverse split of its issued and outstanding common stock, whereby one (1) share of common stock was issued for every fifty (50) shares presently outstanding and thereafter, issue to the ABC shareholders and certain finders, an aggregate of up to 10,863,000 "restricted" common shares subject to certain adjustments, representing approximately 85% of the Company's then outstanding common stock, change the name of the Company to ABCI Holdings, Inc., in exchange for all of the issued and outstanding shares of ABC. The effective date of the merger was the record date of reverse stock split, August 11, 2001. Under the terms of the contract, the officers and directors of the Company resigned their respective positions with the Company, and were replaced by Thomas N. Carter and Floyd Ryan, who were previously employed as management of ABC.

Subsequent to year end, on January 14, 2003, Thomas N. Carter resigned As Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law, was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company’s president was received. As of the date of this filing, Mr. Baum has negotiated the conversion of approximately $2,874,000, of the company’s debt to common stock.

2.    Pre-ABC Merger History . Until November 1998, our principal business consisted of providing security guard services to industrial, commercial, governmental, healthcare and other institutional clients in the city of St. Louis, Missouri, and surrounding areas. Effective November 6, 1998, pursuant to a definitive agreement (the "Naidger Agreement"), we acquired all of the issued and outstanding securities of Naidger Power Systems, Inc., ("Naidger"), a Delaware corporation. As part of the terms of this transaction, we undertook a reverse split of our issued and outstanding common stock, whereby one (1) share of common stock was issued in exchange for each three (3) shares of common stock then issued and outstanding. Thereafter, we entered into a share exchange agreement with Naidger wherein we issued an aggregate of 8,000,000 "restricted" shares of our common stock to Naidger in exchange for all of their issued and outstanding shares. Naidger became a wholly owned subsidiary of our company. We also changed our name to "NPS International Corporation."

Naidger was a holding company which acquired Polcorp Industries, Inc. ("Polcorp"), a New York based holding company which had two operating subsidiaries, including Metrix Metal, L.L.C. ("MML") and Metrix Tools, L.L.C. ("MTL"), each located in Tczew, Poland. MML is engaged in the production of metal parts and sub-assemblies, primarily the gas meter, white goods and auto parts sector, which products are marketed in central and Eastern Europe. MTL is engaged in the design and production of tools, injection molds, dies and assembly jigs for use in the production of gas meters, white goods, auto parts and telecommunication equipment. This company's business is also based primarily in central and eastern Europe. Polcorp also has a third wholly owned subsidiary, NPS Polska, L.L.C., which was incorporated in December 1999 and which has been inactive since its formation. It was formed as a special purpose entity to participate in the planned acquisitions of Metrix S.A. and Pafal S.A. described below.

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

3.    Post ABC-Merger History . ABCI Holdings, Inc. (the "Company") is a Delaware corporation that merged with American Boardsports Company, Inc., a California corporation ("ABC"), on August 11, 2001 in order to provide the merged entity with a publicly traded status. The transaction and its details are described above in the first paragraph of Section 1, Part A, Item 1. The Company currently trades its securities on the Over-The-Counter Bulletin Board under the symbol "ABCI."

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

Post-Baum Appointment Operational and Corporate Structure Discussion .

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

As of the date of the filing of the Company’s last annual report on Form 10KSB, all employees had been dismissed. From time-to-time, the Company contracts with various consultants whose specific skills can assist the Company in achieving it’s restructuring goals.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

Mr. Baum owns zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent over 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2004, convert some or all of it's debt with the Company into common shares.

As of the date of this report TBLF has settled nearly all of the ABCI obligations. However, as of the date of this report, the Company remains obligated to: (a) two former Company attorneys for an amount that TBLF believes is less than $20,000.00; (b) Northern Trust Bank, which has a judgment against the Company for approximately $22,000.00; and (c) two promissory noteholders for approximately $45,000.00. Regarding the noteholders: the Company believes that its obligations to one of the noteholders (in the amount of $25,000.00) will be barred from the California Statute of Limitations on July 18, 2004. Further, regarding the remaining noteholder, the Company believes that the note, which was issued by the Company's prior management regime, is invalid and the interest rate and penalties related to the note are violative of numerous provisions of California state law. Regardless of the interest rate, the Company believes that the holder of the note is entitled to receive no less than the principal of the note amount.

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

5.    Government Regulations .

We are not subject to any extraordinary governmental regulations. This may change in the future if we acquire or merge with a company that is subject to such regulations.

Item 2.     Description of the Property .

The Company currently owns no real property.

The Company currently subleases from TBLF, and pays TBLF a nominal fee of USD $100.00 to use the TBLF office. To date, the Company has not paid any monies to TBLF, and any past lease obligations to TBLF shall be accrued.

Item 3. Legal Proceedings .

There was one matter pending during calendar 2003:

A.    State of California Matter . This matter involves unpaid employee withholding taxes by ABC, the Company's predecessor in interest, due to the Employment Development Department ("EDD") in the amount of approximately $84,000.00. Liability of the Company is certain in this matter as a successor in interest. TBLF was able to settle this matter for USD $500.00.

As of the date of the filing of this report, but-for the State of California Matter described above, the Company, it's officer and it's director were not a party to any pending legal proceeding related to his respective relationship with the Company.

Item 4. Submission of Matters to a Vote of Security Holders .

On or about July 1, 2001, a majority of our shareholders consented to a merger with American Boardsports Company, Inc., a California corporation and the amendment of our Articles of Incorporation to change our name to ABCI Holdings, Inc.

A shareholder meeting was not held during calendar year 2003.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters .

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

2002	Low	High
First Quarter	$.25	1.25
Second Quarter	.13	.72
Third Quarter	.025	.22
Fourth Quarter	.01	.028

2003 (1)	Low	High
First Quarter	$.01	.02
Second Quarter	.01	.02
Third Quarter	.01	.02
Fourth Quarter	.01	.01

(1)    The prices listed above have been rounded to the nearest penny.

To date, the Company has not declared or paid dividends on its Common Stock.

As of April 13, 2004, there were approximately 941 shareholders of record (in street name) of the company's Common Stock.

Sales of Unregistered Stock

As of April 12, 2004 (and December 31, 2003), the Company had approximately 41,692,056 shares issued and outstanding. As of December 31, 2002, the Company had 17,552,700 common shares issued and outstanding.

During the year ended December 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows: 24,139,356 common shares for debt settlement as well as towards the payment of various consulting fees. Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Critical Accounting Policies . Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

C.    Post-Baum Appointment Operational and Corporate Structure Discussion .

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

As of the date of this report Mr. Baum owns zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, TBLF has spent more than 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2004, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

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

The Company, Mr. Baum and TBLF cannot guarantee that an acceptable merger candidate will be agreeable to a merger with the Company. Without an acceptable merger candidate, the Company will continue to exist as a non-operational public shell corporation.

D.    Plan of Operation for the Next 12 Months

As is discussed above, the Company currently is not operating.

Ongoing obligations being incurred are to: (1) existing debt holders that are accruing interest on past Company obligations; (2) TBLF for services it has rendered and continues to render to the Company; (3) auditing fees to the Company's certifying auditor.

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

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we do not have enough cash to buy a pencil , let alone compensate our attorneys for their professional efforts.

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

F.    Results of Operations for the Year Ended December 31, 2003

The Company was not operational during 2003.

G.    Liquidity and Capital Resources

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

Item 7. Financial Statements.

Index to ABCI Holdings, Inc. Financial Statements December 31, 2003
Independent Auditor's Report

Financial Statements:

Balance Sheet
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ABCI Holdings, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of ABCI Holdings, Inc. as of Decembers 31, 2003 and 2002, and the related consolidated statement of operations, of shareholders' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABCI Holdings, Inc., as of Decembers 31, 2003 an 2002, and the results of their operations and there cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has working capital and shareholders’ deficit and during 2002 ceased operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wong Johnson & Associates
A Professional Corporation

Temecula, California
April 11, 2004

ABCI Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
See accompanying notes to consolidated financial statements

December 31,	2003	2002

Assets
Current assets
Cash	$ -	$ -
Total current assets	-	-

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$ 22,903	$ 589,081
Accrued Liabilities	187,987	30,652
Payroll Taxes		83,139
Demand Notes	57,500	1,206,916
Convertible Debentures	25,000	175,000

Total Current Liabilities	293,390	2,084,788

Long Term Liabilities	-	-

Total Liabilities	293,390	2,084,788

Stockholders' Deficit
Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and
outstanding at December 31, 2003 and 2002.	-	-
Common Stock, $.0001 par value, 100,000,000
shares authorized, 41,692,056 and 17,552,700 shares issued
and outstanding at December 31, 2003 and 2002.	4,169	1,755
Additional Paid in Capital	20,877,185	18,969,135
Accumulated Deficit	(21,174,745)	(21,055,678)

Total Stockholders' Deficit	(293,390)	(2,084,788)

Total Liabilities and Stockholders' Deficit	$ -	$ -

ABCI Holdings, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
See accompanying notes to consolidated financial statements

	Period from	Period from
	January 1, 2003	January 1, 2002
	to December 31, 2003	to December 31, 2002

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative		157,735
Professional and consulting	237,400	3,174,783
Office occupancy and supplies	600	21,684
Promotion and advertising		26,822

Total operating expenses	238,000	3,381,024

Loss from operations	(238,000)	(3,381,024)

Other income (expense)
Gain on extinguishment of debt	120,343	849,664
Interest expense	(260)	(79,560)
Other expense	(1,150)	115,889

Total other income (expense)	118,933	885,993

Net loss	$ (119,067)	$ (2,495,031)

Loss Per Share- Basic and Diluted	(0.0056)	(0.1940)

Weighted Average Shares Outstanding	21,157,217	12,863,254

ABCI Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2002 and 2003
See accompanying notes to consolidated financial statements

			Paid		Total
	Common	Common	In	Accumulated	Stockholders'
	Shares	Stock	Capital	Deficit	Deficit

Balance at December 31, 2001	7,539,662	$ 762	$ 14,835,079	$ (18,560,647)	$ (3,724,806)

Issuance of stock options			75,000		75,000
Stock adjustments	85,031		(6)		(6)
Stock issued for debt	2,217,007	222	1,439,125		1,439,347
Stock issued for expenses	7,711,000	771	2,619,937		2,620,708
Net loss				(2,495,031)	(2,495,031)

Balance at December 31, 2002	17,552,700	1,755	18,969,135	(21,055,678)	(2,084,787)

Stock issued for debt	12,639,356	1,264	1,897,700		1,898,964
Stock issued for expenses	11,500,000	1,150	10,350		11,500
Net loss				(119,067)	(119,067)

Balance at December 31, 2003	41,692,056	$ 4,169	$ 20,877,185	$ (21,174,745)	$ (293,390)

ABCI Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2003
See accompanying notes to consolidated financial statements

	Period from	Period from
	January 1, 2003	January 1, 2002
	to December 31, 2003	to December 31, 2002

Cash flows from operating activities:
Net loss	$ (119,067)	$ (2,495,031)
Adjustments to reconcile net loss to
net cash used by operating activities:
Liquidation of payroll taxes	(500)
Debt relief	(120,343)	(849,664)
Issuance of stock for services		2,620,708
Issuance of stock for interest	7,676
Increase (decrease) demand loans receivable		(20,828)
Increase (decrease) accrued royalties		(50,000)
Increase (decrease) accrued liabilities	231,734	(60,432)
Increase (decrease) payroll taxes		7,061
Increase (decrease) accounts payable	(22,500)	(97,497)

Net cash used by operating activities	(23,000)	(945,683)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:

Proceeds from convertible debentures		(93,154)
Proceeds from demand loans		852,529
Advances from shareholders	23,000

Net cash provided by financing activities	23,000	(945,683)

Net increase in cash and cash equivalents	-	-

Cash at beginning of year	-	-

Cash at end of year	$ -	$ -

Supplemental disclosures:

Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Noncash transactions:
Stock issued for debt	$ 1,898,964	$ 1,439,347
Stock issued for expenses	$ 11,500	$ 2,620,708
Stock issued for interest	$ 7,676

ABCI HOLDINGS, Inc.
Notes to Consolidated Financial Statements

NOTE 1--ORGANIZATION AND OPERATIONS

Organization

ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as One Class Synergy Corporation, was incorporated in the State of Delaware in1967.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation. Subsequently, One Class Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

Operations

During 2002 and prior the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products were marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,174,745 from inception through December 31, 2003. As of that date, the Company’s current liabilities exceeded its current assets by $293,390. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management are among others, realization of long-lived assets and deferred taxes.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.. Thomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company’s Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Scholes model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, it was determined that a compensation expense of $75,000 was to be recorded.

Comprehensive Income

In June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income as defined by SFAS 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive loss is equivalent to the Company’s net loss.

Segment and Geographic Information

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS 131 requires enterprises to report financial and descriptive information about reporting operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assetS and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 will not have a material affect on the Company’s results of operations or financial position.

NOTE 3--CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy; $1,354,000 was converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

NOTE 4--CAPITAL STOCK

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the December 31, 2003, no classes of Preferred Stock were declared, issued or outstanding.

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

During year ended December 31, 2002 the Company issued 7,711,000 shares of common stock equal to $2,620,708 for the payment of operating expenses.

During year ended December 31, 2002 the Company issued 2,217,007 shares of common stock for the payment of debt, equaling $1,439,347.

During the year ended December 31, 2003, the Company issued 12,639,356 shares of common stock for the liquidation of debt totaling $2,896,683.

During the year ended December 31, 2003, the Company issued 11,500,000 shares of common stock equally $11,500 for the payment of operating expenses.

NOTE 5--LEASES

The Company currently subleases office space from TBLF, and pays TBLF a nominal fee of $100 per month. To date, the Company has not paid any monies to TBLF, and any past lease obligations is included in demand notes.

Rent expense for the year ended December 31, 200 and 2002 was $1,200.

NOTE 6--INCOME TAXES

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

	2003	2002

Current
Federal	$-	$-
State	800	800

	800	800

Deferred
Federal	-	-

State
Provision for income taxes	$800	$800

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2003	2002

Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State taxes	(8.84%)	(8.84%)

Increase in the valuation allowance	43.83%	43.83%

Total	(0.01%)	(0.01%)

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2003	2002

Deferred tax asset
Net operating loss carryforwards	$21,174,745	$21,055,678

Deferred tax liability State income taxes	21,174,745 (1,690,623)	21,055,678 (1,861,322)

At December 31, 2003, the Company has available approximately $21,174,700 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2022.

Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change occurred in 1999 and 2000, which will limit the utilization of the net operating losses in subsequent years.

NOTE 7-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation is granted an Incentive Stock Option, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of December 31, 2003, no options have been granted.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation is granted an Incentive Stock Option, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of December 31, 2003, no options have been granted.

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for consideration to employees, officers, directors or consultants 10,000,000 shares of the common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of December 31, 2003, no stock or options have been issued.

NOTE 8--RELATED PARTY TRANSACTIONS

Amount Due Shareholder

The Company has an amount due to a shareholder of $369,126 as of December 31, 2002. During the quarter ended March 31, 2003, the Company satisfied the amount due to a shareholder through the issuance of 2,000,000 shares of the Company’s common stock.

Demand Notes

In order to effect a settlement with the Employment Development Department ("EDD"), Mr. Baum advances the Company $500. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt owed to the Company’s former transfer agent, Mr. Baum advanced the Company $5,000. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt owed to the Company’s former auditors, Matranga & Correija, Mr. Baum advanced the Company $7,500. This advance will accrue interest at a rate of 4 percent. The corresponding gain on settlement of debt of approximately $5,600 has been included in the Consolidated Statement of Operations for the year ended December 31, 2003.

In order to settle a debt owed to the Company’s former legal counsel, Popov & McCullough, Mr. Baum advanced the Company $10,000. This advance will accrue interest at a rate of 4 percent. The corresponding gain on settlement of debt of approximately $32,000 has been included in the Consolidated Statement of Operations for the year ended December 31, 2003.

The advances are included in demand notes on the consolidated balance sheet.

Legal Services

The Baum Law Firm ("TBLF"), has been engaged to consult for the Company. As of December 31, 2003, TBLF has spent approximately 650 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

As of December 31, 2003, the Company accrued approximately $183,000 of legal fees due TBLF, which is owned by Mark Baum, the Company’s interim CEO and Chairman.

It is likely the TBLF will, during calendar 2004, convert some or all of it’d debt with the Company into common shares. A conversion of all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

NOTE 9--LITIGATION

The Company (ABCI) is involved in various claims summarized as follows:

Litigation against ABCI, the Company’s predecessor in interest, involving unpaid rent and associated charges in the amount of $20, 904. Liability of the Company is certain in this matter as a successor in interest.

During the quarter ended June 30, 2003, Company Counsel, The Baum Law Firm, was able to settle the EDD matter with the Sate of California. The original demand of the claim was approximately $83,000. The claim was settled and approved by an administrative law judge in consideration of $500 (Note 8). The corresponding gain on settlement of debt of approximately $82,500 has been included in the Consolidated Statement of Operations for the year ended December 31, 2003.

During the quarter ended June 30, 2003, the Company was served with a Complaint by Damaged Goods, Inc. This matter was resolved in 2003 with zero payment to the Plaintiff.

NOTE 10--SUBSEQUENT EVENTS

In April of 2004, the Company filed a Form S-8 Registration Statement registering 10,000,000 common shares under the Company's 2004 Stock Incentive Plan. Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, Thomas N. Carter resigned as the Company’s CEO and Board Chairman. Mr. Mark Baum was appointed as the Interim CEO & Chairman.

The Company's current officers and directors consist of the following persons:

Name	Age	Position	Since
Mark L. Baum	31	Chairman, President, CEO and CFO	January 12, 2003

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

As of the date of the filing of this report, Mr. Baum owned zero common shares of the Company's common stock. Mr. Baum is not personally being compensated by the Company; however, Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this report, TBLF has spent more than 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2004, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

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

As of the date of the filing of this report, Mr. Baum owned zero common shares of the Company's common stock.

Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent more than 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations.

It is likely that TBLF will, during calendar year 2004, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

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

Item 12. Certain Relationships and Related Transactions

Mark L. Baum

Mr. Baum's law firm, The Baum Law Firm ("TBLF"), has been engaged for 12 months to consult to the Company. As of the date of this Report, TBLF has spent more than 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations. It is likely that TBLF will, during calendar year 2004, convert some or all of it's debt with the Company into common shares. A conversion or all or part of the TBLF debt may cause TBLF to gain voting control of the Company.

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

B.    Reports on Form 8-K

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
Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
ABCI HOLDINGS INCORPORATED [Graphic] (Registrant)

Date: April 16, 2004	By:	/s/ Mark L. Baum [Graphic]

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
4.    The registrant’s certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.    The registrant’s certifying officer has disclosed, based on his most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.    The registrant’s other certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 16, 2004

/s/ Mark L. Baum [Graphic]
Mark L. Baum
Chairman, CEO and CFO