Form 10KSB/A
period 2003-12-31
ABCI HOLDINGS INC
filed 2004-04-22
CIK 104401

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

This Form 10-KSB consists of 36 Pages.

THIS FILING WAS AMENDED TO INCLUDE A SECTION 906 CETIFICATION UNDER THE SARBANES OXLEY ACT OF 2002

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

ABCI HOLDINGS INCORPORATED (Registrant)

Date: April 16, 2004	By:	/s/ Mark L. Baum

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
Mark L. Baum
Chairman, CEO and CFO

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)
In connection with the Annual Report of ABCI Holdings, Inc. a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), Mark L. Baum, Chief Executive Officer and Chief Financial Officer of the Company, does each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

April 22, 2004

/s/ Mark L. Baum
Mark L. Baum Chief Executive Officer