Form 10QSB
period 2004-03-31
ABCI HOLDINGS INC
filed 2004-05-27
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or
[    ]    Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 0-25388
ABCI HOLDINGS, INC. (Name of small business issuer in its charter)
_____________________________________________

Delaware	86-0214815
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

Post Office Box 1688 Solana Beach, California	92075
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number	760-230-2300 X205

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

Yes [ ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 27, 2004, there were 100,000,000 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-QSB consists of 19 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

ABCI HOLDINGS, INC.

Item 1.
ABCI Holdings Inc.

Financial Statements
For the Three Ended
March 31, 2004

ABCI Holdings Inc.

Financial Statements

March 31, 2004

________________________________

CONTENTS
________________________________

Balance Sheet 5
Statements of Operations
At Three Months 6
Statements of Cash Flows 7
Notes to Financial Statements 8

ABCI Holdings Inc.
Balance Sheet as of March 31, 2004 and December 31, 2003
(See Footnotes Below)

March 31 and December 31,	2004	2003

Assets

Current assets
Cash	$ -	$ -

Total current assets	-	-

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 24,753	$ 22,903
Accrued liabilities	188,212	187,987
Demand notes	57,500	57,500
Convertible debentures	25,000	25,000

Total Current Liabilities	295,465	293,390

Long Term Liabilities	-	-

Total Liabilities	295,465	293,390
Stockholders' Deficit
Convertible Preferred Stock, $.001 par value, 10,000,000
authorized, no shares issued and
outstanding at March 31, 2004 and December 31, 2003.	-	-
Common Stock, $.0001 par value, 100,000,000
shares authorized, 41,692,056 issued and outstanding
at March 31, 2004 and December 31, 2003.	4,169	4,169
Additional paid in capital	20,877,185	20,877,185
Accumulated deficit	(21,176,820)	(21,174,745)

Total Stockholders' Deficit	(295,465)	(293,390)

Total Liabilities and Stockholders' Deficit	$ -	$ -

ABCI Holdings Inc.
Statement of Operations from January 1, 2004 to March 31, 2004, and the comparative period for Fiscal Year 2003
(See Footnotes Below)

	Period from	Period from
	January 1, 2004	January 1, 2003
	to March 31, 2004	to March 31, 2003

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	-	154,300
Professional and consulting	1,850	10,000
Office occupancy and supplies	-	300

Total operating expenses	1,850	164,600

Loss from operations	(1,850)	(164,600)

Other income (expense)
Interest expense	(225)	(5,373)
Other income	-	9

Total other income (expense)	(225)	(5,364)

Net loss	$ (2,075)	$ (169,964)

Loss Per Share- Basic and Diluted	(0.0001)	(0.0109)

Weighted Average Shares Outstanding	26,446,521	15,565,071

ABCI Holdings Inc.
Statement of Cash Flows from January 1, 2004 to March 31, 2004, and the comparative period for Fiscal Year 2003
(See Footnotes Below)

Period from
	January 1, 2004	January 1, 2003
	to	to
	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net loss	$ (2,075)	$ (164,600)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase accrued liabilities	2,075	164,600

Net cash used by operating activities	-	-

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:

Net cash provided by financing activities	-	-

Net increase in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$ -	$ -

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Noncash investing and financing activities
Stock issued for debt	$ -	$ 1,810,075
Stock issued for expenses	$ -	$ -

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

Operations

During 2002 and prior years, the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products were marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

On January 14, 2003 Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law, was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holding, including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company’s president was received.
NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,176,820 from inception through March 31, 2004. As of that date, the Company’s current liabilities exceeded its current assets by $295,465. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2004 and the statements of operations and of cash flow for the three-month period ended March 31, 2004 and 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company’s annual report on Form 10-KSB.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of operating results to be expected for the full year.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. During 2002 Thomas Carter, former Chairman and CEO was granted an option to purchase 2,500,000 shares of the Company’s common stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Scholes model, which considers the one-year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, compensation expense of $75,000 was recorded during 2002. During 2003, the stock options were rescinded in connection with the conversion of various obligations due to the Company’s former Chairman and CEO.

NOTE 3--CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company had issued $1,354,000 of short-term convertible promissory notes, and assumed $175,000 of convertible debt, through the merger with One Class Synergy. All of the short-term convertible promissory notes were converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

NOTE 4--CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of the March 31, 2004 and December 31, 2003, no classes of preferred stock were declared, issued or outstanding.

Common Stock

The holders of common stock have one vote per share on all matters, including the election of directors, without provisions for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights.

During the quarter ended March 31, 2003 the Company issued 7,005,450 shares of common stock for the liquidation of debt equaling $2,848,683.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and/or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options would be treated as non-qualified stock options. As of March 31, 2004 and December 31, 2003, no options have been granted under the Plan.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and/or a designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as non-qualified stock options. As of March 31, 2004 and December 31, 2003, no options have been granted under the Plan.

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for considerations to employees, officers, directors or consultants 10,000,000 shares of the Company’s common stock for services rendered and/or to be rendered and payments made under the 2003 Stock Incentive Plan. As of March 31, 2004 and December 31, 2003, no stock options have been granted under the plan.

NOTE 6--RELATED PARTY TRANSACTIONS

The Company satisfied $369,126 due to a shareholder of during the quarter ended March 31, 2003 through the issuance of 2,000,000 shares of the Company’s common stock.

The Baum Law Firm ("TBLF") has been engaged for 12 months to consult to the Company. As of March 31, 2004, TBLF has spent approximately more than 500 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company and to settle lawsuits and various Company obligations. Although TBLF has accrued a significant debt owed to it by the Company, it is improbable that TBLF will ever be paid its bill. As such, the only form of compensation the Company can pay TBLF is non-tradable restricted common stock.

As of March 31, 2004, the Company had accrued $183,000 of legal fees due The Baum Law Firm, which is owned by Mark Baum, the Company’s CEO and Chairman.

During May 2004, TBLF agreed to convert all of its debt with the Company into common shares based on the par value of those shares (USD $.001 per share). A conversion all of the TBLF debt has caused TBLF to gain voting control of the Company.

NOTE 7--LITIGATION

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

NOTE 8 – SUBSEQUENT EVENTS

In April 2004, the Company filed a Form S-8 "Registration Statement" registering 10,000,000 common shares under the Company’s 2004 Stock Incentive Plan.

During April 2004, the Company issued 4,250,000 common shares in connection with a consulting services agreement dated April 12, 2004.

During May 2004, the Company issued 2,500,000 common shares in connection with a consulting services agreement dated May 20, 2004.

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

None.

Item 2.        Changes in Securities and Use of Proceeds

During the quarter ending March 31, 2004, the Company issued no securities.

Subsequent Event .

On April 29, 2004, TBLF executed a debt settlement agreement with the Company to relieve the Company of all then existing TBLF debts in consideration of 51,207,944 restricted common shares.

During April 2004, the Company issued 4,250,000 common shares in connection with a consulting services agreement dated April 12, 2004.

During May 2004, the Company issued 2,500,000 common shares in connection with a consulting services agreement dated May 20, 2004.

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

There was not a matter submitted to our shareholders during the quarter ending March 31, 2004.

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

ABCI Holdings Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ABCI HOLDINGS INC. (Registrant)

Date: May 27, 2004	By:	/s/ Mark L. Baum

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of ABCI Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Mark L. Baum, the CEO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this May 27, 2004       /s/ Mark L. Baum
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
Date: May 27, 2004

/s/ Mark L. Baum
Mark L. Baum
Chairman, CEO and CFO