Form 10QSB
period 2004-06-30
ABCI HOLDINGS INC
filed 2004-08-18
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

[     ]     Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No. 0-25388
ABCI HOLDINGS, INC. (Name of small business issuer in its charter)

Delaware	86-0214815
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

Post Office Box 1688 Solana Beach, California	92075 (Zip Code)
(Address of Principal Executive Offices)

(760) 230-2300

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

Yes [  ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 4, 2004, there were 100,000,000 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Yes [ X ] No [ ]

FORM 10-QSB QUARTERLY REPORT
_________________________

ABCI HOLDINGS, INC.

Item 1.
ABCI Holdings, Inc.

Financial Statements for the
Period Ended June 30, 2004

ABCI HOLDINGS, INC.

BALANCE SHEET

	July 30, 2004 (Unaudited)	December 31, 2003
Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$57,656	$32,903
Accrued liabilities	-	177,987
Demand notes	57,500	57,500
Convertible debentures	25,000	25,000
Total Current Liabilities	140,156	293,390

Long Term Liabilities	-	-

Total Liabilities	140,156	293,390
Stockholders' Deficit
Convertible Preferred Stock, $.001 par value, 10,000,000
authorized, no shares issued and
outstanding at June 30, 2004 and December 31, 2003.	-	-
Common Stock, $.0001 par value, 100,000,000
shares authorized, 100,000,000 and 41,692,056 issued and
outstanding at June 30, 2004 and December 31, 2003.	10,000	4,169
Additional paid in capital	21,093,017	20,877,185
Accumulated deficit	(21,243,174)	(21,174,745)

Total Stockholders' Deficit	(140,156)	(293,390)

Total Liabilities and Stockholders' Deficit	$-	$-

ABCI HOLDINGS, INC.

STATEMENT OF OPERATIONS

	Period from	Period from
	January 1, 2004	January 1, 2003
	to June 30, 2004	to June 30, 2003
	(unaudited)	(unaudited)
Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	23,353	5,000
Professional and consulting	44,850	186,127
Office occupancy and supplies	-	600

Total operating expenses	68,203	191,727

Loss from operations	(68,203)	(191,727)

Other income (expense)
Interest expense	(225)	(1,150)
Gain on settlement of debt	-	88,363

Total other income (expense)	(225)	87,213

Net loss	$(68,428)	$(104,514)

Loss Per Share- Basic and Diluted	$(0.001)	$(0.006)

Weighted Average Shares Outstanding	51,653,798	17,886,887

ABCI HOLDINGS, INC.

STATEMENT OF OPERATIONS
(Continued)

	Period from	Period from
	April 1, 2004	April 1, 2003
	to June 30, 2004	to June 30, 2003
	(unaudited)	(unaudited)
Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	23,353	5,000
Professional and consulting	43,000	21,827
Office occupancy and supplies	-	300

Total operating expenses	66,353	27,127

Loss from operations	(66,353)	(27,127)

Other income (expense)
Interest expense	-	-
Gain on settlement of debt	-	88,363

Total other income (expense)	-	88,363

Net income (loss)	$(66,353)	$61,236

Income (Loss) Per Share- Basic and Diluted	$(0.001)	$0.003

Weighted Average Shares Outstanding	51,653,798	17,886,887

ABCI HOLDINGS, INC.

STATEMENT OF CASH FLOWS

	Period from
	January 1, 2004	January 1, 2003
	to	to
	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(68,428)	$(104,514)
Adjustments to reconcile net loss to
net cash used by operating activities:
Interest paid with stock	-	1,150
Liquidation of payroll tax	-	(500)
Gain on settlement of debt	-	(88,363)
Stock issued for expenses	43,449	-
Increase accounts payable and accrued liabilities	24,979	179,727

Net cash used by operating activities	-	(12,500)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:

Loan proceeds	-	12,500

Net cash provided by financing activities	-	12,500

Net increase in cash	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Noncash investing and financing activities
Stock issued for debt	$188,212	$1,810,075
Stock issued for expenses	$45,200	$-

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 1--ORGANIZATION AND OPERATIONS

Organization

ABCI Holdings, Inc. ("ABCI" or "Company"), formerly known as One Class Synergy Corporation, was incorporated in the State of Delaware in 1967.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation, which is currently trading on the OTCBB. Subsequently, One Class Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

Operations

During 2002 and prior years, the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products were marketed with the Company's own trade names, such as "Thruster," "Revelation," "Human," "Republic," and "Enemy."

On January 14, 2003 Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law, was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holdings, Inc. including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company’s president was received.
NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,243,174 from inception through June 30, 2004. As of that date, the Company’s current liabilities exceeded its current assets by $140,156. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2004 and the statements of operations and of cash flow for the three and six month periods ended June 30, 2004 and 2003, together with the related notes are unaudited and include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company’s annual report on Form 10-KSB.

The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of operating results to be expected for the full year.

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) Per Share

Income (loss) per common share is computed on the weighted average number of common shares outstanding during each year. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive.

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. For certain of the Company's financial instruments, including cash, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Accounting for Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Reclassification

Certain 2003 amounts have been reclassified to conform with the 2004 presentation. The Company reclassified $10,000 from accrued liabilities to accounts payable as of December 31, 2003.

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

NOTE 4--CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of the June 30, 2004 and December 31, 2003, no classes of preferred stock were declared, issued or outstanding.

ABCI HOLDINGS, Inc.
Notes to Financial Statements

NOTE 4--CAPITAL STRUCTURE (continued)

Common Stock

The holders of common stock have one vote per share on all matters, including the election of directors, without provisions for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights.

During the quarter ended March 31, 2003, the Company issued 7,005,450 shares of common stock for the liquidation of debt equaling $2,848,683.

During April 2004, the Company filed a Form S-8 "Registration Statement" registering 10,000,000 common shares under the 2004 Stock Incentive Plan (Note 5).

During the quarter ended June 30, 2004, the Company issued 7,100,000 shares of common stock to various individuals and companies for services rendered. Also during the quarter ended June 30, 2004, the Company entered into a debt settlement agreement with The Baum Law Firm (Note 6) to exchange all then existing debts in consideration for 51,207,944 shares of the Company’s common stock.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and/or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options would be treated as non-qualified stock options. As of June 30, 2004 and December 31, 2003, no options have been granted under the Plan.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and/or a designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i)

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 5-- STOCK COMPENSATION PLANS (continued)

in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as non-qualified stock options. As of June 30, 2004 and December 31, 2003, no options have been granted under the Plan.

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for considerations to employees, officers, directors or consultants 10,000,000 shares of the Company’s common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of June 30, 2004 and December 31, 2003, no stock options have been granted under the plan.

During April 2004, the Company adopted a 2004 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On April 13, 2004, the Company registered for considerations to employees, officers, directors or consultants 10,000,000 shares of the Company’s common stock for services rendered and / or to be rendered and payments made under the 2004 Stock Incentive Plan. As of June 30, 2004, no stock options have been granted under the plan.

NOTE 6--RELATED PARTY TRANSACTIONS
The Company satisfied $369,126 due to a shareholder during the quarter ended March 31, 2003 through the issuance of 2,000,000 shares of the Company’s common stock.

The Baum Law Firm ("TBLF") has been engaged for 12 months to consult to the Company. As of March 31, 2004, TBLF has spent approximately 650 hours of billable time (at USD $275.00 per hour) engaging in efforts to liquidate assets of the Company and to settle lawsuits and various Company obligations.

As of March 31, 2004, the Company had accrued $178,000 of legal fees due The Baum Law Firm, which is owned by Mark Baum, the Company’s CEO and Chairman.

During April 2004, TBLF agreed to convert all of its debt with the Company into common shares. The conversion all of the TBLF debt caused TBLF to gain voting control of the Company.

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 6--RELATED PARTY TRANSACTIONS (continued)

In order to effect a settlement with the Employment Development Department ("EDD"), Mr. Baum advanced the Company $500. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt to the Company’s former transfer agent, Mr. Baum advanced the Company $5,000. This advance will accrue interest at a rate of 4 percent.

In order to settle a debt owed to the Company’s former auditors, Matranga & Correija, Mr. Baum advanced the Company $7,500. This advance will accrue interest at a rate of 4 percent.

The advances are included in demand notes as of June 30, 2004 and December 31, 2003.

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

Mark L. Baum has served as corporate counsel for numerous publicly reporting corporations and has experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture funding, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

There is a substantial likelihood that the Company will engage in a reverse-split of its common stock in order to reduce the number of shares issued and outstanding and to make the Company more attractive to a potential merger candidate. A reverse split may significantly alter the interests of those current or future shareholders.

Additionally, the market price of the Company’s common stock has fluctuated and is likely to continue to dramatically fluctuate on a percentage increase/decrease basis. These fluctuations may be exaggerated because the trading volume of its common stock is volatile. These fluctuations may not be based upon any business or operating results. In other words, any purchase of the Company's shares by any party is likely based on speculation only and not on any fundamental operational business activity.

As the current board of directors of the Company seeks to add value (through a merger and/or acquisition), this may involve and will likely result in some change in control of the Registrant. Should an acquisition take place, the likely result would be that the Company would issue additional equity or debt in exchange for the acquired interests. This may result in a transfer of control of this issuer to the acquisition target company or ownership group.

Capital formation issues for the future of this Registrant would arise only when the targeted business or assets have been identified. Until such time, this Registrant has no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates.

B.    Plan of Operation Going Forward

1.    Short Term Goals

•	Continue to reduce the liabilities of the Company
•	Explore the possibilities of starting a new operating business

2.    Long Term Goals

•	Any long term objectives will be defined by Management's ability to execute on acquiring or starting a new business within the Company

The Company is currently not operating.

All employees have been dismissed.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

C.     Quantitative and Qualitative Disclosures about Market Risk

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

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of the Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Registrant's intended application for submission is effective.

D.     Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedure

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

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

Part II.
Other Information

Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities and Use of Proceeds

•	On April 29, 2004, The Baum Law Firm executed a debt settlement agreement with the Company to relieve the Company of all then existing TBLF debts in consideration of 51,207,944 restricted common shares. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

•	On April 29, 2004, the Company issued 2,500,000 common shares in connection with a consulting services agreement dated April 12, 2004 between the Company and Luis Carrillo. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

•	On April 13, 2004, the Company issued 4,250,000 common shares in connection with a consulting services agreement dated April 12, 2004 between the Company and Mark Kieft. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

•	On April 13, 2004, the Company issued 350,000 common shares in connection with a consulting agreement between the Company and 4D Card. These shares were issued under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

a. Specific Pre-January 15, 2003 Liabilities

i.    On July 18, 1999, the Company issued a Convertible Note with an investor ("Investor") under which Investor would be repaid in full upon demand within one year or Investor had the exclusive right to convert the note into 64,935 pre-reverse split shares of the Company’s common stock. On November 6, 2000, Investor requested payment of on the Note, as of the date hereof the debt has not been retired and no further communication has been received, from Investor regarding the resolution of this matter. At the present time the Company has no intention of entering into or settling the debt. The Company believes that the statute of limitations on this claim will toll July 18, 2005.

ii.    Although the Company's has not received a recent billing statement, the Company believes that it's former counsel, Kennan Kaeder is owed an amount equal to less than USD $20,000.00. This debt has been owed since at least June 15, 2001, the date of the last billing statement from Mr. Kaeder's office. In a previously executed resolution, the Company board of directors resolved that it would be in the best interests of the Company to convert this debt into common shares of the Company's stock in order to effect a resolution and settlement of this liability. For the purposes of accounting for this liability, the Company has booked this liability as a $20,000.00 obligation.

iii.    There is an existing judgment against the Company issued in the favor of Branfman & Associates in the amount of $2,000.00. Statutory interest continues to accrue on this obligation. In a previous resolution, the Company board of directors resolved that it would be in the best interests of the Company to convert this debt into common shares of the Company's stock in order to effect a resolution and settlement of this liability.

iv.    Although the Company does not have a copy of the judgment in its records, the Company does believe that on June 12, 2002, a judgment was entered against the Company in favor of Northern Trust Bank in the amount of USD $21,653.80. This debt was incurred from the non-payment of lease that was entered into by previous ABCI management. In a previously executed resolution, the Company board of directors resolved that it would be in the best interests of the Company to convert this debt into common shares of the Company's stock in order to effect a resolution and settlement of this liability.

v.    On February 15, 2001, the Company executed a promissory note with an investor in the amount of $25,000.00. The Company believes that the interest rate on the note was illegal and in violation of California usury laws. However, the Company does believe that it is obligated to the noteholder for an amount equal to the principal plus a reasonable statutory rate of interest. In a previously executed resolution, the Company board of directors resolved that it would be in the best interests of the Company to convert this debt into common shares of the Company's stock in order to effect a resolution and settlement of this liability.

Item 6.  Exhibits and Reports Filed on Form 8-K:

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

3.1     Certificate and Articles of Incorporation (1)
3.2     Amendment to Articles of Incorporation (2)
3.3     Amendment to Articles of Incorporation (3)
3.4     Bylaws of Registrant (1)
31.1**      Certification of Chief Executive Officer Pursuant to Section 302
31.2**     Certification of Chief Financial Officer Pursuant to Section 302
32.1**     Certification of Chief Executive Officer Pursuant Section 906
32.2**     Certification of Chief Financial Officer Pursuant Sections 906

(1)    Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB,
 filed in January 1995 and are incorporated by reference herein.
(2)    Filed with the Securities and Exchange Commission in the Exhibits to Form 8-K
dated November 23, 1998, and incorporated herein by reference.
(3)    Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB
 for the fiscal year ended December 31, 1998 and are incorporated herein by reference.
** Filed herewith.

(b) Forms 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

ABCI Holdings Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCI HOLDINGS INC. (Registrant)

Date: August 17, 2004	By:	/s/ Mark L. Baum
Mark L. Baum
Chairman of the Board of Directors, CEO and CFO

