Form 10QSB
period 2004-09-30
ABCI HOLDINGS INC
filed 2004-11-05
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

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
Yes [ X ] No [ ]

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

ABCI HOLDINGS, INC.

ABCI Holdings, Inc.
Financial Statements

September 30,  2004

________________________________

CONTENTS
________________________________

Balance Sheet	F-2

Statement of Operations
At Three Months	F-3
At Nine Months	F-4

Statement of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-9

ABCI HOLDINGS, INC.
BALANCE SHEET
September 30 (unaudited) and December 31, (Audited)	2004	2003

Assets

Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$57,880	$22,903
Accrued liabilities	15,000	187,987
Demand notes	59,500	57,500
Convertible debentures	25,000	25,000
Total Current Liabilities	157,380	293,390

Long Term Liabilities	-	-

Total Liabilities	157,380	293,390
Stockholders' Deficit
Convertible Preferred Stock, $.001 par value, 10,000,000
authorized, no shares issued and
outstanding at September 30, 2004 and December 31, 2003.	-	-
Common Stock, $.0001 par value, 100,000,000
shares authorized,100,000,000 and 41,692,056 issued and
outstanding at September 30, 2004 and December 31, 2003.	10,000	4,169
Additional paid in capital	21,093,017	20,877,185
Accumulated deficit	(21,260,398)	(21,174,745)
Total Stockholders' Deficit	(157,380)	(293,390)
Total Liabilities and Stockholders' Deficit	$-	$-
See accompanying notes to interim financial statements

ABCI HOLDINGS, INC.
STATEMENT OF OPERATIONS
	Period from	Period from
	July 1, 2004 to	July 1, 2003 to
	September 30,2004	September 30, 2003
	(unaudited)	(unaudited)
Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Professional and consulting	17,000	13,000

Total operating expenses	17,000	13,000

Loss from operations	(17,000)	(13,000)

Other income (expense)
Interest expense	(225)	-

Total other income (expense)	(225)	-

Net loss	$(17,225)	$(13,000)

Loss Per Share- Basic and Diluted	(0.0003)	(0.0007)

Weighted Average Shares Outstanding	66,293,283	18,886,889
See accompanying notes to interim financial statements

ABCI HOLDINGS, INC.
STATEMENT OF OPERATIONS
	Period from	Period from
	January 1, 2004 to	January 1, 2003 to
	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
General and administrative	23,353	5,000
Professional and consulting	61,850	199,127
Office occupancy and supplies	-	600

Total operating expenses	85,203	204,727

Loss from operations	(85,203)	(204,727)

Other income (expense)
Interest expense	(450)	(1,150)
Other income	-	88,363

Total other income (expense)	(450)	87,213

Net loss	$(85,653)	$(117,514)

Loss Per Share- Basic and Diluted	(0.0013)	(0.0062)

Weighted Average Shares Outstanding	66,293,283	18,886,889
See accompanying notes to interim financial statements

ABCI HOLDINGS, INC.
STATEMENT OF CASH FLOW
	January 1, 2004	January 1, 2003
	to	to
	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(85,653)	$(117,514)
Adjustments to reconcile net loss to
net cash used by operating activities:
Interest paid with stock	-	1,150
Liquidiation of payroll tax	-	(500)
Gain on extinguishment of debt	-	(88,363)
Stock issued for expenses	43,450	-
Increase (decrease) in liabilities:
Accrued liabilities	40,203	192,727

Net cash used by operating activities	(2,000)	(12,500)

Cash flows from investing activities:

Net cash used by investing activities	-	-

Cash flows from financing activities:

Loan proceeds	2,000	12,500
Net cash provided by financing activities	2,000	12,500

Net increase in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Noncash investing and financing activities
Stock issued for debt	$178,212	$1,810,075
Stock issued for expenses	$43,450	$1,150
See accompanying notes to interim financial statements

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

On January 14, 2003 Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law, was elected to serve as the interim CEO and Board Chairman. All existing operations of ABCI Holdings, Inc., including the web site, have been discontinued, and the resignation of Floyd Ryan, the Company’s president, was received.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, ABCI has incurred a recurring loss of $21,260,398 from inception through September 30, 2004. As of that date, the Company’s current liabilities exceeded its current assets by $157,380. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of ABCI to continue as a going concern is dependent on the Company obtaining adequate capital funding. Accordingly, the financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should we be unable to continue in business.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2004 and the statements of operations and of cash flow for the three and nine month periods ended September 30, 2004 and 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company’s annual report on Form 10-KSB.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of operating results to be expected for the full year.

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

ABCI HOLDINGS, INC.
Notes to Financial Statements

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Reclassification

Certain 2003 amounts have been reclassified to conform with the 2004 presentation. The Company reclassifed $10,000 from accrued liabilities to accounts payable as of December 31, 2003.

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

ABCI HOLDINGS, INC.
Notes to Financial Statements

NOTE 4 -- CAPITAL STRUCTURE

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of the September 30, 2004 and December 31, 2003, no classes of preferred stock were declared, issued or outstanding.

Common Stock

The holders of common stock have one vote per share on all matters, including the election of directors, without provisions for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights.

During the quarter ended March 31, 2003 the Company issued 7,005,450 shares of common stock for the liquidation of debt equaling $1,810,075.

During April 2004, the Company filed a Form S-8 “Registration Statement” registering 10,000,000 common shares under the 2004 Stock Incentive Plan (Note 5).

During the quarter ended June 30, 2004, the Company issued 7,100,000 shares of common stock to various individuals and companies for services rendered. Also during the quarter ended September 30, 2004, the Company entered into a debt settlement agreement with The Baum Law Firm (Note 6) to exchange all then existing debts in consideration for 51,207,944 shares of the Company’s common stock.

NOTE 5-- STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the “Plan”). The Plan authorizes the Board and/or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options would be treated as non-qualified stock options. As of September 30, 2004 and December 31, 2003, no options have been granted under the Plan.

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and/or a designated committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) incentive stock options and (ii) non-qualified stock options. The option price per share of stock under the Plan will be determined by the Board and/or Committee at the time of grant but shall not, (i) in the case of non-qualified stock options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation and an incentive stock option is granted, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which incentive stock options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as non-qualified stock options. As of September 30, 2004 and December 31, 2003, no options have been granted under the Plan.

ABCI HOLDINGS, INC.
Notes to Financial Statements

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for considerations to employees, officers, directors or consultants 10,000,000 shares of the Company’s common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of September 30, 2004 and December 31, 2003, no stock options have been granted under the plan.

During April 2004, the Company adopted a 2004 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On April 13, 2004, the Company registered for considerations to employees, officers, directors or consultants 10,000,000 shares of the Company’s common stock for services rendered and / or to be rendered and payments made under the 2004 Stock Incentive Plan. As of September 30, 2004 and December 31, 2003, no stock options have been granted under the plan.

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

During the quarter ended September 30, 2004, Mr. Baum advanced the Company $2,000. This advance will accrue interest at a rate of 4 percent.

NOTE 7--LITIGATION

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Management's Discussion and Analysis of Operations

Plan of Operation

A.  General Disclosures

There is a substantial likelihood that the Company will engage in a reverse-split of its common stock in order to reduce the number of shares issued and outstanding and to make the Company more attractive to a potential merger candidate. A reverse split may significantly alter the interests of those current or potential shareholders.

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

C.  Off-Balance Sheet Arrangements

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

1

Item 3.  Controls and Procedures

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

2

Part II.

Other Information

Item 1.     Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

3

Item 5. Other Information

a.  Specific Pre-January 15, 2003 Liabilities

i.  On July 18, 1999, the Company issued a Convertible Note with an investor (“Investor”) under which Investor would be repaid in full upon demand within one year or Investor had the exclusive right to convert the note into 64,935 pre-reverse split shares of the Company’s common stock. On November 6, 2000, Investor requested payment of the Note, as of the date hereof the debt has not been retired and no further communication has been received, from Investor regarding the resolution of this matter. At the present time the Company has no intention of entering into or settling the debt. The Company believes that the statute of limitations on this claim will toll July 18, 2005.

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

4

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
** Filed herewith.

(b) Forms 8-K

There were no reports on Form 8-K filed during the quarter ended Spetember 30, 2004.

5

ABCI Holdings Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCI HOLDINGS INC. (Registrant)

Date: November 4, 2004	By:	/s/ Mark Baum
Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

6