Form 10KSB
period 2004-12-31
METAPHOR CORP.
filed 2005-03-11
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of  1934 for the fiscal year ended December 31, 2004.
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of  1934 for the transition period from _______________ to ________________.

Commission File No. 000-13858
METAPHOR CORPORATION (formerly known as ABCI HOLDINGS, INC.) (Name of small business issuer in its charter)
Nevada	86-0214815
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)

580 2nd Street, Suite 102 Encinitas, California	92024
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number	(760) 230-2300 x205

Securities registered under Section 12(g) of the Act:	None

Securities to be registered under Section 12(g) of the Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Based on 494,884 common shares issued and outstanding as of March 7, 2005, $123,721.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 2005, there were 494,884 common shares issued and outstanding.

Documents Incorporated by Reference:

On November 17, 2004, the Company made effective with the Commission a Schedule 14(c) Definitive Information Statement (the "Information Statement") (See SEC Film Number 041150736 and Accession Number 0001300248-04-000097). The Information Statement provided notice to the Company shareholders that certain actions (the "Actions") had been taken pursuant to the written consent of a majority of the Company shareholders. Specifically, the Actions were: (i) to amend the Company’s certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange approved by the Board of Directors, ranging from one newly issued share for each twenty shares of Common Stock (1:20) to one newly issued share for two-hundred outstanding shares of Common Stock (1:200); and (ii) that the Company's would change its state of incorporation from the State of Delaware to the State of Nevada.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-KSB consists of 32 Pages.

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

METAPHOR CORPORATION

Section	Heading	Page
Part I
Item 1	Description of Business	4
Item 2	Description of Property	4
Item 3	Legal Proceedings	4-5
Item 4	Submission of Matters to a Vote of Security Holders	5
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	5-6
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 6A	Quantitative and Qualitative Disclosures About Market Risk	7
Item 7	Financial Statements with Index and Auditor's Report	7-24
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure	25
Item 8A	Controls and Procedures	25
Item 8B	Other Information	25
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	25-26
Item 10	Executive Compensation	26
Item 11	Security Ownership of Certain Beneficial Owners and Management	26
Item 12	Certain Relationships and Related Transactions	26-27
Part IV
Item 13	Exhibits	27-28
Item 14	Principal Accountant Fees and Services	28-29
	Certifications and Signatures	30-32

32

Introduction

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein, including the Company's Form 10K-SB filed for the year ended December 31, 2003, the content of which shall be incorporated herein by reference. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

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

Part I.

Item 1. Description of the Business.

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations. Mr. Mark Baum ("Baum") was appointed as the Interim CEO & Chairman.

Since January 15, 2003, all employees had been dismissed. From time-to-time, the Company has contracted with various consultants whose specific skills can assist the Company in achieving it’s restructuring goals.

The Company currently owns no intellectual property of any kind, including patents or trademarks.

Item 2.  Description of the Property.

The Company currently owns no real property.

Item 3. Legal Proceedings.

There were no matters filed against the Company during calendar 2004 and up until the date of this filing.

There was one matter pending during calendar 2004:

State of California Matter. This matter involved unpaid employee withholding taxes by ABC, the Company's predecessor in interest, due to the Employment Development Department ("EDD") in the amount of approximately $84,000.00. This matter was settled for USD $500.00.

As of the date of the filing of this report, the Company, it's officer and it's director were not a party to any pending legal proceeding related to his respective relationship with the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 17, 2004, the Company made effective with the Commission a Schedule 14(c) Definitive Information Statement (the "Information Statement") (See SEC Film Number 041150736 and Accession Number 0001300248-04-000097). The Information Statement provided notice to the Company shareholders that certain actions (the "Actions") had been taken pursuant to the written consent of a majority of the Company shareholders. Specifically, the Actions were: (i) to amend the Company’s certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange approved by the Board of Directors, ranging from one newly issued share for each twenty shares of Common Stock (1:20) to one newly issued share for two-hundred outstanding shares of Common Stock (1:200); and (ii) that the Company's would change its state of incorporation from the State of Delaware to the State of Nevada.

A shareholder meeting was not held during calendar year 2004.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is currently quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "MTPH". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2003(1)	Low	High
First Quarter	$.01	.02
Second Quarter	.01	.02
Third Quarter	.01	.02
Fourth Quarter	.01	.01

2004(1)	Low	High
First Quarter	$.01	.01
Second Quarter	.01	.01
Third Quarter	.01	.01
Fourth Quarter	.01(2)	.01

(1)	The prices listed above have been rounded to the nearest penny.
(2)
The prices for the 4th quarter were subject to a 1:200 reverse stock split, and these prices may be multiplied by 200 in order to get a more accurate accounting of the relative value of the common shares during this period.

To date, the Company has not declared or paid dividends on its Common Stock.

As of March 7, 2005, there were approximately 946 shareholders of record (in street name) of the company's Common Stock.

During the year ended December 31, 2004, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

•	7,100,000 common shares to three (3) consultants
•	51,207,944 common shares to The Baum Law Firm for debt settlement as well as towards the payment of various consulting fees.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Baum is currently attempting to find a candidate that is willing to merge with the Company.

The Company and Baum cannot guarantee that an acceptable merger candidate will be agreeable to a merger with the Company. Without an acceptable merger candidate, the Company will continue to exist as a non-operational public shell corporation.

As is discussed above, the Company currently is not operating.

Ongoing obligations being incurred are to: (1) existing debtholders that are accruing interest on past Company obligations; (2) Baum and The Baum Law Firm ("TBLF") for services it has rendered and continues to render to the Company; (3) auditing fees to the Company's certifying independent auditor.

The Company shall continue to explore opportunities it identifies that may allow the shareholders to realize some value on their investment in the Company.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we do not have enough cash to buy a pencil, let alone compensate our attorneys for their professional efforts.

We intend to fund the Company and attempt to meet corporate obligations by: (i) selling common stock; and/or (ii) borrowing money from Baum. However, (i) the Company's common stock is at a very low price and is not actively traded; and (ii) Baum may at any time decide unilaterally that he no longer wishes to loan the Company money. Therefore, if our efforts do not produce the required funds to maintain a reporting status, and if we are unable to obtain additional funding in the future, we may be forced to halt trading on our stock or simply not maintain our 1934 Exchange Act reporting status.

Results of Operations for the Year Ended December 31, 2003

The Company was not operational during 2004, and thus had no revenues.

Expenses for the year ended December 31, 2004 were $85,203.

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

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 7. Financial Statements.

Index to Metaphor Corporation's
Financial Statements
December 31, 2004

    Independent Auditor's Report                        5
    Financial Statements:

Balance Sheet                                   9-10
Statements of Operations                             11-12
Statements of Stockholders’ Equity                   13-14
Statements of Cash Flows                            15-16
Notes to Financial Statements                     17-24

Armando C. Ibarra, C.P.A.                                 Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD                         Members of the American Institute of Certified Public Accountants
                                               Members of the Better Business Bureau since 1997

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Metaphor Corp.
(Formerly, ABCI Holding, Inc.)

We have audited the accompanying balance sheet of Metaphor Corp. of December 31, 2004 and the related statements of operations, changes in shareholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Metaphor Corp. as of December 31, 2003, were audited by other auditors whose report dated April 11, 2004 expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaphor Corp., as of December 31, 2003, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operation, has working capital and shareholders’ deficit and in 2002 the Company ceased operations. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_____________________________
ARMANDO C. IBARRA, CPA
March 11, 2005
Chula Vista, Ca. 91910

METAPHOR CORP.
(Formerly ABCI Holdings, Inc.)
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(76,230)	$(119,067)
Liquidation of payroll taxes	-	(500)
Debt relief	182,987	(120,343)
Issuance of stock for services	42,750	-
Issuance of stock for interest		7,676
Increase/(decrease) in accrued liabilities	(187,987)	231,734
Increase/(decrease) in accounts payable	8,856	(22,500)

Net cash provided by (used in) operating activities	(29,625)	(23,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from shareholders	-	23,000
Change in loans payable	29,625	-

Net cash provided by (used in) financing activities	29,625	23,000

Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-

Cash at end of year	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Stock issued for debt	$51,207,944	$1,898,964

Stock issued for services	$7,100,000	$11,500

Stock issued for interest	$-	$7,676

Financial Statements should be read in conjunction with
the Notes to the Financial Statements

METAPHOR CORP.
(Formerly ABCI Holdings, Inc.)
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Revenues	$-	$-

Total Revenues	-	-

Operating Expenses
General & Administrative Expenses	29,203	-
Professional consulting	56,000	237,400
Office occupancy and supplies		600

Total General & Administrative Expenses	85,203	238,000

Other Income & (Expenses)
Other expense	-	(1,150)
Interest expense	(225)	(260)
Gain on extinguishment of debt	9,198	120,343

Total Other Income & (Expenses)	8,973.00	118,933

Net Income (Loss)	$(76,230)	$(119,067)

Basic earnings (loss) per share	$(0.19)	$(0.96)

Weighted average number of
common shares outstanding	405,415	124,171

Financial Statements should be read in conjunction with
the Notes to the Financial Statements

METAPHOR CORP.
(Formerly ABCI Holdings, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
From December 31, 2001 through December 31, 2004
				Deficit
				Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid-in	Development
		Amount	Capital	Stage

Balance at December 31, 2001	37,592	4	$ 14,835,837	$ (18,560,647)	(3,724,806)

Issuance of stock options			75,000		75,000

Stock adjustment	425		(6)		(6)

Stock issuance for debt	11,085	1	1,439,346		1,439,347

Stock issued for expenses	38,555	4	2,620,704		2,620,708

Net loss, December 31, 2002				(2,495,031)	(2,495,031)

Balance, December 31, 2002	87,658	9	18,970,881	(21,055,678)	(2,084,788)

Stock issued for debt	63,197	6	1,898,958		1,898,964

Stock issued for expenses	57,500	6	11,494		11,500

Net loss, December 31, 2003				(119,067)	(119,067)

Balance, December 31, 2003	208,354	21	20,881,333	(21,174,745)	(293,391)

Stock issued on April 29, 2004
for services valued at $0.01 per share	21,250	2	31,498		31,500

Stock issued on April 29, 2004
for services valued at $0.01	14,250	1	11,249		11,250

Stock issued on April 29, 2004
for debt settlement	256,040	26	182,961		182,987

Net loss, December 31, 2004				(76,230)	(76,230)

Balance, December 31, 2004	499,894	$ 50	$ 21,107,041	$ (21,250,975)	$ (143,884)

Financial Statements should be read in conjunction with
the Notes to the Financial Statements

METAPHOR CORP.
(Formerly ABCI Holdings, Inc.)
Statements of Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(76,230)	$(119,067)
Liquidation of payroll taxes	-	(500)
Debt relief	182,987	(120,343)
Issuance of stock for services	42,750	-
Issuance of stock for interest		7,676
Increase/(decrease) in accrued liabilities	(187,987)	231,734
Increase/(decrease) in accounts payable	8,856	(22,500)

Net cash provided by (used in) operating activities	(29,625)	(23,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from shareholders	-	23,000
Change in loans payable	29,625	-

Net cash provided by (used in) financing activities	29,625	23,000

Net increase (decrease) in cash	-	-

Cash at beginning of year	-	-

Cash at end of year	$-	$-

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$-

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS

Stock issued for debt	$51,207,944	$1,898,964

Stock issued for services	$7,100,000	$11,500

Stock issued for interest	$-	$7,676

Financial Statements should be read in conjunction with
the Notes to the Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

Organization

Metaphor Corp. ("Company"), formerly known as ABCI Holding, Inc., was incorporated in the State of Nevada. As of January 1, 2003 the company has limited operations.

In August of 2001, the Company completed a reverse acquisition into One Class Synergy Corporation. Subsequently, One Class Synergy Corporation changed the name to ABCI Holdings, Inc. Before the merger with One Class Synergy Corporation, the Company was named American Boardsports Company, Inc.

On December 6, 2004, ABCI Holdings, a Delaware corporation, consummated a merger (the “Reincorporation Merger”) with and into Metaphor Corp., a Nevada corporation, a new corporation formed exclusively for the purpose of effectuating the Reincorporation Merger, in order to reincorporate from the State of Delaware to the State of Nevada (the Reincorporation”). The Reincorporation Merger was effected pursuant to an Agreement and Plan of Merger entered into between ABCI Holdings, and Metaphor Corp. on December 6, 2004. As a result of the Reincorporation Merger, and subsequent to the appropriate filings with the States of Nevada and Delaware, the legal domicile of the company is now Nevada.

Operations

During 2002 and prior, the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products were marketed with the Company's own trade names, such as, "Thruster," "Revelation," "Human," "Republic," and "Enemy."

On January 14, 2003, Thomas N. Carter resigned as Chief Executive Officer and Chairman of the Board. Mr. Mark Baum, Attorney at Law was elected to serve as the interim CEO and Board Chairman. As of that date, operations of ABCI Holding, including the web site, were discontinued, and the resignation of Floyd Ryan, the Company’s president was received and accepted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b. Basic Earnings per (loss) Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 30, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. Use of Estimates

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

d. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

e. Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. As of December 31, 2001 all equipment had been sold or abandoned.

f. Segment and Geographic Information

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

g. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Thomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company’s Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Schools model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, it was determined that a compensation expense of $75,000 was to be recorded.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, Metaphor Corp. has incurred a recurring loss of $21,255,173 from inception through December 31, 2004. As of that date, the Company’s current liabilities exceeded its current assets by $148,082. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of Metaphor Corp. to continue as a going concern is dependent on the Company obtaining adequate capital funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES
As of December 31, 2004

Deferred tax assets:
Net operating tax carryforwards	$ 7,439,311
Other	-0-
Gross deferred tax assets	7,439,311
Valuation allowance	(7,439,311)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

Net Operating Losses prior to 2002	$ (18,560,647)
2002 Net Operating Income	(2,495,031)
2003 Net Operating Loss	(119,067)
2004 Net Operating Loss	(80,428)
Net Operating Loss	$ (21,255,173)

As of December 31, 2004, the Company has a net operating loss carryforwards of approximately $21,255,173. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 6. CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy; $1,354,000 was converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

As of December 31, 2004, there was one convertible debenture payable, totaling $25,000.
NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Amount Due Shareholder

The Company has an amount due to a shareholder of $29,625 as of December 31, 2004. On January 21, 2005, subsequent to the balance sheet, the Company issued 4,000,000 shares of common stock to satisfy the amount due to the shareholder.

Legal Services

The Baum Law Firm ("TBLF") has been engaged to consult for the Company. As of December 31, 2004, TBLF had spent approximately 750 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations. On April 29, 2004, January 21, 2005, and March 1, 2005, TBLF converted its obligations into common shares of the Company.

As of December 31, 2003, the Company accrued approximately $183,000 of legal fees due TBLF, which is owned by Mark Baum, the Company’s interim CEO and Chairman. On April 29, 2004 the Company issued 256,040 of common stock to TBLF to satisfy outstanding legal fees. Additionally, on January 21, 2005 and March 1, 2005, TBLF converted its obligations into common shares of the Company.

NOTE 8. STOCK COMPENSATION PLANS

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

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for consideration to employees, officers, directors or consultants 10,000,000 shares of the common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of December 31, 2004, no stock or options have been issued.

NOTE 9. COMMON STOCK

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. All stock transactions have been retroactively restated to reflect a 1 for 200 stock split.

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the December 31, 2004, no classes of Preferred Stock were declared, issued or outstanding.

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

From July 1999 through December 31, 2001, the Company raised an additional $2,124,784 utilizing a Private Placement Memorandum and merger with One Class Synergy Corporation issuing 37,698 shares of the combined company common stock.

During year ended December 31, 2002 the Company issued 2,217,007 shares of common stock for the payment of debt, equaling $11,085.

During year ended December 31, 2002 the Company issued 38,555 shares of common stock equal to $2,620,708 for the payment of operating expenses.

During the year ended December 31, 2003, the Company issued 63,197 shares of common stock for the liquidation of debt totaling $1,898,964.

During the year ended December 31, 2003, the Company issued 57,500 shares of common stock equally $11,500 for the payment of operating expenses.

During the year ended December 31, 2004, the Company issued 21,250 shares of common stock equally $31,500 for the services rendered.

During the year ended December 31, 2004, the Company issued 14,250 shares of common stock equally $11,250 for the services rendered.

During the year ended December 31, 2004, the Company issued 256,040 shares of common stock for the liquidation of debt totaling $182,987.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2004:

Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 499,894 issued and outstanding.

NOTE 11. LITIGATION

The Company (Metaphor Corp.) is not currently involved in any litigation.

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

NOTE 12. SUBSEQUENT EVENTS

1. In January and March of 2005, the Company settled its debt of $29,625 owed to The Baum Law Firm in exchange for restricted commons shares. As is discussed in Note 12, item 3 below, TBLF settled an additional $5,000 debt owed to it in consideration of receipt of restricted common shares.

2. On March 2, 2005, the Registrant's financial exposure and obligations related to a $25,000 Demand Note Payable became barred by the California statute of limitations.

3. In March of 2005, TBLF loaned the Company $5,000 in order to settle an account payable to Wong Johnson & Associates, the Company's former auditors. This obligation to TBLF was part of the debt settlement referred to above in item 1 of this Note 12.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

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

Item 8B. Other Information.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, Mr. Mark Baum was appointed as the Interim CEO & Chairman. The Company's current officer and director is:

Name	Age	Position	Since
Mark L. Baum	32	Chairman, President, CEO and CFO	January 12, 2003

Mark L. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

As of the date of this report, Mr. Baum is the beneficial owner of 465,241 restricted Company common shares of the approximately 499,894 issued and outstanding common shares. There shares were issued in consideration of (i) services rendered to the Company by Baum and The Baum Law Firm, a southern California-based law firm which Baum is the principal of; and (ii) the conversation of various cash loans made to the Company since Baum became the CEO and Chairman.

All Metaphor directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business. Metaphor has not established specific committees within the Board of Directors.

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

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

As of the date of this report, Mr. Baum is the beneficial owner of 465,241 restricted Company common shares of the approximately 499,894 issued and outstanding common shares. There shares were issued in consideration of (i) services rendered to the Company by Baum and The Baum Law Firm, a southern California-based law firm which Baum is the principal of; and (ii) the conversation of various cash loans made to the Company since Baum became the CEO and Chairman.

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants.

Item 12. Certain Relationships and Related Transactions

On April 29, 2004, Baum converted any and all obligations owed to him or TBLF, as of that date, in consideration of the issuance of 51,207,944 common shares.

On January 21, 2005, TBLF was issued 4,000,000 common shares in consideration of the settlement of USD $29,625 in debt. Baum is the principal owner of TBLF.

On March 1, 2005, TBLF was issued 295,000 common shares in consideration of the settlement of any and all debts owed to TBLF and Baum.

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

Number	Exhibits Name
2.0	Agreement between the Company and American Boardsports Company, Inc.**
3.1	Certificate and Articles of Incorporation*
3.3	Amendment to Articles of Incorporation***
3.4	Amendment to Articles of Incorporation***
3.5	Amendment to Articles of Incorporation****
3.2	Bylaws*
10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****
10.4	Definitive Information Statement on Schedule 14(c)#
10.5	Articles of Incorporation (for the State of Nevada)##
10.6	Bylaws (for the State of Nevada)##
10.7	Resignation Letter of Accountants###
10.8	Dent Conversion Agreement####
10.9	Amended Bylaws####
11.0	Second Amended Bylaws#####

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
# Filed with the Commission on November 17, 2004, and incorporated herein by reference.
## Filed with the Commission on December 14, 2004, and incorporated herein by reference.
### Filed with the Commission on December 20, 2004, and incorporated herein by reference.
#### Filed with the Commission on February 3, 2005, and incorporated herein by reference.
##### Filed with the Commission on February 3, 2005, and incorporated herein by reference.

B. Reports on Form 8-K

•	On October 17, 2000, we filed a report on Form 8-K, advising of the MPC asset acquisition and issuance of 3.5 million common shares in consideration therefore.
•	On December 8, 2000, we filed a report on Form 8-K, advising of the sale of Polcorp and its wholly owned subsidiary, as well as the change in our management.
•	On August 27, 2001, we filed a report on Form 8-K, advising of a merger agreement with American Boardsports Company, Inc.
•	On February 25, 2002, we filed an amended report on Form 8-KA, advising of a merger agreement with American Boardsports Company, Inc.
•
On January 12, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03513556) that stated that as of January 12, 2003, Thomas N. Carter had resigned all of his positions with the Company and that Mark L. Baum had accepted an appointment as Chairman of the Board of Directors, and that Mr. Baum would act as Interim-CEO.

•
On March 20, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03610268) that stated the Company's new mailing address. The Form 8-K further warned that the Company was having difficultly in filing its Form 10K-SB and that it was in danger of being delisted.

•
On April 2, 2003, the registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03635554) that updated shareholders and the marketplace on the settlement of approximately $2.85 million in debt with 28 creditors.

•
On May 13, 2003, the Registrant filed a Form 8-K (SEC File Number 000-13858 and Film Number 03695943) updating the marketplace that effective May 5, 2003, the auditor/client relationship between the Company and Matranga & Correia CPA ("Matranga") ceased. At that time, the Company and the Board of Directors approved of the engagement of the firm of Wong, Johnson & Associates ("Wong") of Temecula, California.

•
On December 14, 2004, the Company filed a Form 8-K updating the marketplace that it had entered into a material agreement (Item 1.01) in an effort to change the domicile of the Company from Delaware to Nevada. Additionally, within Item 9.01 (exhibits 3.1 and 3.2) of this Form 8-K, the Company attached the Company's new articles of incorporation and bylaws (for the State of Nevada).

•
On December 20, 2004, the Registrant filed a Form 8-K updating the marketplace that effective December 15, 2004, the auditor/client relationship between the Company and Wong, Johnson & Associates of Temecula, California had ceased.

•	On January 7, 2005, the Registrant filed a Form 8-K updating the marketplace that the Company's new transfer agent was Action Stock Transfer of Salt Lake City, Utah.
•
On February 3, 2005, the Registrant filed a Form 8-K with the Commission, updating the marketplace that: (i) the Company had entered into an agreement with the Baum Law Firm to convert certain debts owed to TBLF in consideration of the issuance of common shares of stock; and that (ii) as of January 21, 2005, the Company bylaws had been amended and restated such that the board of directors was able to declare stock splits as set forth on the bylaws attached as exhibit 3.1 of this Form 8-K filing.

•
On February 3, 2005, the Registrant filed a Form 8-K with the Commission, updating the marketplace that as of January 28, 2005, the Company bylaws had been amended and restated such that the board of directors was able to declare stock splits as set forth on the bylaws attached as exhibit 3.1 of this Form 8-K filing.

•
On March 9, 2005, the Registrant filed a Form 8-K with the Commission updating the marketplace that on March 4, 2005, it had hired the firm of Armando C. Ibarra CPA as the Company's independent auditing firm.

Item 14. Principal Accountant Fees and Services

Audit Fees

During the last two fiscal years, the Company has been billed approximately USD $20,000.00 for professional services by it's independent auditors in connection with the review of its quarterly reports and annual report.

No fees were billed by a CPA firm for tax planning or tax advice.

METAPHOR CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAPHOR CORPORATION (Registrant)

Date: March 11, 2005	By:	/s/ Mark L. Baum

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)