Form 10KSB/A
period 2004-12-31
METAPHOR CORP.
filed 2005-03-15
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

First Amended
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

Documents Incorporated by Reference:

On November 17, 2004, the Company made effective with the Commission, a Schedule 14(c) Definitive Information Statement (the "Information Statement") (See SEC Film Number 041150736 and Accession Number 0001300248-04-000097). The Information Statement provided notice to the Company shareholders that certain actions (the "Actions") had been taken pursuant to the written consent of a majority of the Company shareholders. Specifically, the Actions were: (i) to amend the Company’s certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange approved by the Board of Directors, ranging from one newly issued share for each twenty shares of Common Stock (1:20) to one newly issued share for two-hundred outstanding shares of Common Stock (1:200); and (ii) that the Company's would change its state of incorporation from the State of Delaware to the State of Nevada.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

This Form 10-KSB consists of 32 Pages.

TABLE OF CONTENTS
First Amended
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

Introduction

This First Amended Form 10-KSB is being filed in order to include the Registrant's full set of financial statements and to modify the Registrant's Section 906 Certification attached hereto.

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

_____________________________
ARMANDO C. IBARRA, CPA
March 11, 2005
Chula Vista, Ca. 91910

METAPHOR CORP.
(Formerly ABCI Holdings, Inc.)
Balance Sheets
ASSETS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets
Organization costs	-	-

Total Other Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$31,759	$22,903
Accrued liabilities	-	187,987
Demand notes	57,500	57,500
Convertible debentures	25,000	25,000
Loan payable - (a related party)	29,625	-

Total Current Liabilities	143,884	293,390

TOTAL LIABILITIES	$143,884	$293,390

Stockholders' Equity (Deficit)

Preferred stock, ($.001 par value, 10,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, ($.0001 par value, 100,000,000
shares authorized; 499,894 and 208,460 shares issued and
outstanding as of December 31, 2004 and 2003, respectively)	50	21
Additional paid-in capital	21,107,041	20,881,333
Deficit accumulated during development stage	(21,250,975)	(21,174,745)

Total Stockholders' Equity (Deficit)	(143,884)	(293,390)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

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

All Metaphor directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business. Reimbursements may occur in cash or in equivalent practical value in common shares.  Metaphor has not established specific committees within the Board of Directors.

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

METAPHOR CORPORATION (Registrant)

Date: March 15, 2005	By:	/s/ Mark L. Baum

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)