Form 10QSB
period 2005-03-31
METAPHOR CORP.
filed 2005-05-25
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

[    ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ______.

____________________________________________

Commission File No. 000-13858
METAPHOR CORPORATION (Name of small business issuer in its charter)
_____________________________________________

Nevada	86-0214815
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

580 2nd Street, Suite 102 Encinitas, California	92024
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number	760-230-2300 x205

ABCI HOLDINGS, INC.
(Registrant's Former Name)

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

Yes [    ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 2005 there were 509,705 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ]  No [    ].

This Form 10-QSB consists of 11 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

METAPHOR CORPORATION

Metaphor Corp.
(formerly ABCI Holdings, Inc.)
Balance Sheet at March 31, 2005 and December 31, 2004
(See Footnotes Below)

ASSETS

	As of	As of
	March 31,	December 31,
	2005	2004
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Other Assets
Organization costs	-	-

Total Other Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$21,759	$31,759
Accrued liabilities	-	-
Demand notes	32,500	57,500
Convertible debentures	25,000	25,000
Loan payable - (a related party)	-	29,625

Total Current Liabilities	79,259	143,884

TOTAL LIABILITIES	$79,259	$143,884

Stockholders' Equity (Deficit)
Preferred stock, ($.001 par value, 10,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, ($.0001 par value, 100,000,000 shares
authorized; 509,709 and 499,894 shares issued and outstanding
as of March 31, 2005 and December 31, 2004, respectively).	51	50
Additional paid-in capital	21,141,665	21,107,041
Deficit accumulated during development stage	(21,220,975)	(21,250,975)

Total Stockholders' Equity (Deficit)	(79,259)	(143,884)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

Metaphor Corp.
(formerly ABCI Holdings, Inc.)
Statement of Operations from January 1, 2005 to March 31, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Revenues	$-	$-

Total Revenues	-	-

Operating Expenses
General & Administrative Expenses	-	-
Professional consulting	-	1,850
Office occupancy and supplies	-	-

Total General & Administrative Expenses	-	1,850

Other Income & (Expenses)
Other income	30,000	-
Interest expense	-	(225)
Gain on extinguishment of debt	-	-

Total Other Income & (Expenses)	30,000	(225)

Net Income (Loss)	$30,000	$(2,075)

Basic earnings (loss) per share	$0.06	$(0.01)

Weighted average number of
common shares outstanding	509,273	208,354

Metaphor Corp.
(formerly known as ABCI Holdings, Inc.)
Statement of Cash Flows from January 1, 2005 to March 31, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2005		2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$30,000		$(2,075)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt relief	29,625		-
Changes in operating assets and liabilities:
Issuance of stock for services	-		-
Issuance of stock for interest	-		-
Increase/(decrease) in accrued liabilities	-		2,075
Increase/(decrease) in demand notes	(25,000)
Increase/(decrease) in accounts payable	(34,625)		-

Net cash provided by (used in) operating activities	-		-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-		-

Net increase (decrease) in cash	-		-

Cash at beginning of period	-		-

Cash at end of period	$-		$-

SUPPLEMENTAL DISCLOSURES

Interest paid	$-		$225

Income taxes paid	$-		$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS

Stock issued for debt	$29,625	$

Stock issued for services	$-		$-

Stock issued for interest	$-		$-

METAPHOR CORP.
(formerly ABCI Holdings, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
From December 31, 2001 through March 31, 2005

	Deficit
	Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid-in	Development
	Amount		Capital	Stage

Balance at December 31, 2001	37,592	4	$14,835,837	$(18,560,647)	(3,724,806)

Issuance of stock options			75,000		75,000

Stock adjustment	425		(6)		(6)

Stock issuance for debt	11,085	1	1,439,346		1,439,347

Stock issued for expenses	38,555	4	2,620,704		2,620,708

Net loss, December 31, 2002				(2,495,031)	(2,495,031)

Balance, December 31, 2002	87,658	9	18,970,881	(21,055,678)	(2,084,788)

Stock issued for debt	63,197	6	1,898,958		1,898,964

Stock issued for expenses	57,500	6	11,494		11,500

Net loss, December 31, 2003				(119,067)	(119,067)

Balance, December 31, 2003	208,354	21	20,881,333	(21,174,745)	(293,391)

Stock issued on April 29, 2004
for services valued at $0.01 per share	21,250	2	31,498		31,500

Stock issued on April 29, 2004
for services valued at $0.01	14,250	1	11,249		11,250

Stock issued on April 29, 2004
for debt settlement	256,040	26	182,961		182,987

Net loss, December 31, 2004				(76,230)	(76,230)

Balance, December 31, 2004	499,894	50	21,107,041	(21,250,975)	$(143,884)

Stock issued on January 5, 2005
for the round lot reverse split	9,815	1	34,624		34,625

Net Income, March 31, 2005				30,000	30,000

Balance, March 31, 2005	509,709	$51	$21,141,665	$(21,220,975)	$(79,259)

NOTES TO FINANCIALS STATEMENTS

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

b. Basic Earnings per (loss) Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128.

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

e. Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. As of December 31, 2001 all equipment was sold or abandoned.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, Metaphor Corp. has incurred a recurring loss of $21,220,975 from inception through March 31, 2005. As of that date, the Company’s current liabilities exceeded its current assets by $89,259. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of Metaphor Corp. to continue as a going concern is dependent on the Company obtaining adequate capital funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES
As of March 31, 2005

Deferred tax assets:
Net operating tax carryforwards	$ 7,427,341
Other	-0-
Gross deferred tax assets	7,427,341
Valuation allowance	(7,427,341)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

Net Operating Losses prior to 2002	$(18,560,647)
2002 Net Operating Income	(2,495,031)
2003 Net Operating Loss	(119,067)
2004 Net Operating Loss	(76,230)
2005 Net Operating Income (three months)	20,000
Net Operating Loss	$(21,220,975)

As of March 31, 2005, the Company has a net operating loss carryforwards of approximately $21,220,975. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 6. CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy; $1,354,000 was converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

As of March 31, 2005, there was one convertible debenture payable, totaling $25,000.

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

Amount Due Shareholder

The Company had an amount due to a shareholder of $29,625. In December of 2004, the Company resolved to issue 4,000,000 (160,000 post reverse split) shares of common stock to satisfy this amount due. The shares related to the debt satisfaction were not physically issued until January 21, 2005.

Legal Services

The Baum Law Firm ("TBLF") has been engaged to consult for the Company. As of March 31, 2004, TBLF had spent approximately 900 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, to settle lawsuits and various Company obligations as well as engaging in the process of finding a suitable merger candidate for the Company. On April 29, 2004, TBLF converted some of its obligations into common shares of the Company. In December of 2004, the Company resolved to convert any existing debt and any debt incurred to TBLF through July 31, 2005, into common shares of the Company. On January 21, 2005 and March 1, 2005, TBLF converted its obligations into restricted common shares.

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

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the March 31, 2005, no classes of Preferred Stock were declared, issued or outstanding.

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

During the three months ended March 31, 2005, the Company issued 455,000 shares of common stock for: (i) the liquidation of any debt owed to The Baum Law Firm, including amounts totaling $29,625; and (ii) TBLF's agreement to continue to perform various services for the Company through July 31, 2005.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2005:

•	Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 509,709 issued and outstanding.

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

NOTE 12. SUBSEQUENT EVENTS

1.
On April 6, 2005, Metaphor Corporation entered into a mutual release and settlement agreement with A.P.U. Holdings, Inc., 4117 Investments, Ltd., Grant Thornton Limited, Fasken Martineau DuMoulin, Davis & Co., Brian Child, Esq. and Mark L. Baum, Esq. This matter related to a stagnant lawsuit ("Lawsuit") filed by American Boardsports Corporation, a predecessor entity to Metaphor Corporation, on April 27, 2001. Under British Columbia law, the venue where the Lawsuit was filed, although the Lawsuit had not been active for many years, the defending party had the right to file a Notice of Intent to Proceed ("NOIP"), serve the NOIP upon the other parties to the Lawsuit, and bring resolution to their respective claim. Upon receipt of service of the NOIP, Mark L. Baum ("Baum") engaged in settlement discussions with Brian Child, Esq., an attorney with the firm of Davis & Co. of Vancouver, BC, Canada and counsel for A.P.U. Holdings, Inc., the party serving the NOIP. A USD $5,000 settlement was reached. Baum agreed to gift Metaphor Corporation $5,000.00 which was tendered to the signature parties to the mutual release and settlement agreement. The matter is now completely resolved by and among all parties to the Lawsuit.

2.
On April 7, 2005, Metaphor Corp., a Nevada corporation ("Metaphor"), entered into a Stock Purchase Agreement (the "Agreement") with 8 Holdings LLC, a Colorado limited liability company ("8 Holdings") and Mark L. Baum ("Mr. Baum"), pursuant to which 8 Holdings will acquire shares of Metaphor's common stock.

Subject to the terms and conditions of the Agreement, including (a) that Metaphor acquires certain assets from an Asian company that they are currently in negotiations with, and (b) that Metaphor obtains from 8 Holdings the gross proceeds of an equity and/or convertible debt funding in an amount of at least $15,000,000, less certain costs and expenses, then 8 Holdings will receive (i) a number of shares of Metaphor's common stock equal to 66.82% of Metaphor's outstanding common stock immediately after closing, and (ii) a number of shares of Metaphor's common stock equal to the difference between 30.68% of the number of shares of Metaphor's common stock outstanding immediately after the closing and the number of shares of Metaphor's common stock issued to the Asian company with which Metaphor is currently in negotiations  (the "Stock Purchase").

Consummation of the Stock Purchase is subject to certain conditions, including (i) the absence of any law or order prohibiting the closing; and (ii) the accuracy of representations and warranties. The Agreement contains certain termination rights for both Metaphor and 8 Holdings. Metaphor is still in the process of providing 8 Holdings with certain due diligence information, and, if 8 Holdings is not satisfied with their review of the information, 8 Holdings may terminate the Agreement within ten business days after Metaphor provides them with that information.

Pursuant to the terms of the Agreement, Mr. Baum, Metaphor’s Chairman, President, Chief Executive Officer, Chief Financial Officer, and largest beneficial stockholder, is personally indemnifying 8 Holdings for Metaphor's outstanding liabilities at closing of the Stock Purchase, for breaches of certain representations and warranties of Metaphor that Mr. Baum had knowledge of, as well as those breaches of certain representations and warranties of Metaphor that occurred after January 15, 2003.

3.
On May 12, 2005, Metaphor Corp., a Nevada corporation (“Metaphor”), entered a definitive sale and purchase agreement (the “Agreement”) with 8 Holdings LLC, a Colorado limited liability company, Hong Kong Huicong International Group Limited, a British Virgin Islands company (the “CMN Shareholder”), certain key members of management of CMN (“CMN Management”), and China Media Network International Inc., a British Virgin Islands company (“CMN”). Pursuant to the terms of the Agreement, the CMN Shareholder will transfer 100% of its equity ownership in CMN to Metaphor and Metaphor, in turn, will issue to the CMN Shareholder shares of common stock, par value $0.0001 (the “Metaphor Common Stock”), representing 28.68% of Metaphor’s Common Stock and shall make a payment in the amount of US$3,785,000 in cash to the CMN shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company’s CEO and Board Chairman. Mr. Mark Baum ("Baum") was appointed as the Interim CEO & Chairman.

Mark L. Baum has more than 10 years experience in creating, financing and growing enterprises in a variety of industries. Mr. Baum has participated in various capacities in numerous public spin-offs, venture fundings, private-to-public mergers, and asset acquisitions and asset divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm, P.C. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

We are currently not operating.

We have no employees.

We own no intellectual property of any kind.

Plan of Operation

We currently have no cash in the bank. Our expenses are almost exclusively related to maintaining our status as a publicly trading and publicly reporting company. With respect to these "public company costs," over the past two year, Baum has loaned us various cash sums that have covered these public company costs. We believe that going forward, for the balance of the calendar year 2005, as long as Baum is affiliated with us, he will make sure that these costs are covered and that we maintain our reporting and trading status.

There are currently no "off balance sheet arrangements" like those contemplated by Item 303(c) of Section 228 in Regulation SB.

The China Media Network Transaction

On April 14, 2004, we filed a Form 8-K which notified our shareholders and the marketplace that we had entered into a material agreement to complete a transaction (the "Transaction") whereby in consideration of our issuance of a number of our shares which equaled approximately 97.5% of the number of issued and outstanding common shares after the closing of the Transaction, we would acquire certain assets from an Asian company along with the gross proceeds of an equity or debt financing which amounted to not less than USD $15,000,000.00.

On May 24, 2005, we filed a Form 8-K which notified the marketplace that we had executed an agreement to complete a reverse merger transaction with China Media Networks. (See Note 3 (#3) for more information).

ITEM 3. CONTROLS AND PROCEDUES

Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 6, 2005, Metaphor Corporation entered into a mutual release and settlement agreement with A.P.U. Holdings, Inc., 4117 Investments, Ltd., Grant Thornton Limited, Fasken Martineau DuMoulin, Davis & Co., Brian Child, Esq. and Mark L. Baum, Esq. This matter related to a stagnant lawsuit ("Lawsuit") filed by American Boardsports Corporation, a predecessor entity to Metaphor Corporation, on April 27, 2001. Under British Columbia law, the venue where the Lawsuit was filed, although the Lawsuit had not been active for many years, the defending party had the right to file a Notice of Intent to Proceed ("NOIP"), serve the NOIP upon the other parties to the Lawsuit, and bring resolution to their respective claim. Upon receipt of service of the NOIP, Mark L. Baum ("Baum") engaged in settlement discussions with Brian Child, Esq., an attorney with the firm of Davis & Co. of Vancouver, BC, Canada and counsel for A.P.U. Holdings, Inc., the party serving the NOIP. A USD $5,000 settlement was immediately reached. Baum agreed to gift Metaphor Corporation $5,000.00 which was tendered to the signature parties to the mutual release and settlement agreement. The matter is now completely resolved by and among all parties to the Lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December of 2004, the Company resolved to liquidate any debts owed to TBLF or Baum in consideration of the following two stock issuances:

•	On January 21, 2005, TBLF was issued 4,000,000 restricted common shares in consideration of the settlement of USD $29,625 in debt. Baum is the principal owner of TBLF.

•
On March 3, 2005, TBLF was issued 295,000 restricted common shares in consideration of the settlement of any and all debts owed to TBLF and Baum, as well as Baum's agreement to continue to perform various services for the Company through July 31, 2005.

Both of the above issuances were made pursuant to Section 4(2) of the Securities Act of 1933.

Securities Offered for Sale and Securities Purchased

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

A. Exhibits

Number	Exhibits Name
2.0	Agreement between the Company and American Boardsports Company, Inc.**
3.1	Certificate and Articles of Incorporation*
3.3	Amendment to Articles of Incorporation***
3.4	Amendment to Articles of Incorporation***
3.5	Amendment to Articles of Incorporation****
3.2	Bylaws*
10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****
10.4	Definitive Information Statement on Schedule 14(c)#
10.5	Articles of Incorporation (for the State of Nevada)##
10.6	Bylaws (for the State of Nevada)##
10.7	Resignation Letter of Accountants###
10.8	Dent Conversion Agreement####
10.9	Amended Bylaws####
11.0	Second Amended Bylaws#####
11.1	Sale and Purchase Agreement with Metaphor Corp., 8 Holdings LLC, Hong Kong Huicong International Group Limited, certain key members of management of CMN and China Media Network International Inc. Ñ

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
##### Filed with the Commission on February 3, 2005, and incorporated herein by reference.
Ñ File with the Commission on May 24, 2005, and incorporated herein by reference.

B. Reports on Form 8-K

•	On October 17, 2000, we filed a report on Form 8-K, advising of the MPC asset acquisition and issuance of 3.5 million common shares in consideration therefore.
•	On December 8, 2000, we filed a report on Form 8-K, advising of the sale of Polcorp and its wholly owned subsidiary, as well as the change in our management.
•	On August 27, 2001, we filed a report on Form 8-K, advising of a merger agreement with American Boardsports Company, Inc.
•	On February 25, 2002, we filed an amended report on Form 8-K/A, advising of a merger agreement with American Boardsports Company, Inc.
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

•
On April 14, 2005, the Registrant filed a Form 8-K with the Commission alerting the marketplace that we had entered into a material agreement whereby we were to acquire certain media properties along with $15,000,000 in cash in consideration of the issuance of a number of shares such that the number of issued shares equaled approximately 97.5% of the then issued and outstanding common shares.

•	On May 24, 2005, the Registrant filed a Form 8-K alerting the marketplace that we had executed a definitive agreement to make effective and complete a transaction involving China Media Networks.

METAPHOR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAPHOR CORPORATION (Registrant)

Date: May 24, 2005	By:	/s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)