Form 10QSB
period 2005-06-30
METAPHOR CORP.
filed 2005-08-18
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2005 or

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

Yes [    ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2005 there were 509,705 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

This Form 10-QSB consists of 16 Pages.

TABLE OF CONTENTS
FORM 10-QSB
QUARTERLY REPORT
_________________________

METAPHOR CORPORATION

Section	Heading	Page

	Introduction	1

Part I	Financial Information

Item 1	Financial Statements
	Balance Sheets (Unaudited) at June 30, 2005 and December 31, 2004	F1
	Statement of Operations (Unaudited) from January 1, 2005 to June 30, 2005, and the comparative period for Fiscal Year 2004	F2
	Statement of Cash Flows (Unaudited) from January 1, 2005 to June 30, 2005, and the comparative period for Fiscal Year 2004	F3
	Statement of Changes in Stockholders' Equity (Deficit) from December 31, 2002 through June 30, 2005	F4
	Notes to Financial Statements	F5-F8
Item 2	Management's Discussion and Analysis of Financial Condition	3
Item 3	Controls and Procedures	3

Part II	Other Information

Item 1	Legal Proceedings	4
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3	Defaults Upon Senior Notes	4
Item 4	Submission of Matters of a Vote to Security Holders	4
Item 5	Other Information	4
Item 6	Exhibits and Reports on Form 8-K	4-5

	Signatures	6
	Sarbanes-Oxley Certifications	Ex. 32.1

INTRODUCTION

During the second calendar quarter and up to the date of the filing of this Form 10-QSB, the Company continued to pursue the China Media Networks International, Inc. transaction that was described in a Form 8-K filed with the SEC on May 24, 2005.

During the period ending June 30, 2005, the Company incurred costs related to audit and accounting fees. The Company also filed California and Federal Tax returns for the calendar years 2002 and 2003, as well as Federal tax returns for the calendar year 2004. (A California tax return was not filed in 2004 due to the change in the domicile of the Company from California to Nevada). The Company incurred the following charges: $1,600 in franchise tax fees due to California and $1,500 in accounting fee costs to prepare the returns. Mark L. Baum gifted the Company the money to pay for these fees and costs.

It is also noteworthy that, as an attachment to this Form 10-QSB, the Company is attaching (as "Exhibit 12.1") the original Stock Purchase Agreement executed by the Company, Mark L. Baum and 8 Holdings LLC.

After the end of the June 30, 2005 reporting period, the following pertinent activities occurred:

•
On August 1, 2005, the Company filed an amended Form 8-K which included an amended version of the Sale and Purchase Agreement that was initially discussed and described in a May 24, 2005 Form 8-K filing.

•
In August of 2005, the Company completed the private placement of USD $450,000 of its common stock (the "August 2005 Private Placement") to certain accredited investors for $2.50 per share. Additionally, those accredited investors that purchased common stock in the August 2005 Private Placement received a warrant (the "August 2005 Warrants") granting them the right, for one year, to purchase an additional 20% of the number of common shares they purchased at an exercise price of $3.50 per share. The August 2005 Private Placement will result in the issuance of 180,000 of our restricted common shares, and if the above referred to August 2005 Warrants are exercised, up to an additional 36,000 common shares.

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

                                                                             Armando C. Ibarra, C.P.A. Members of the California Society of Certified Public Accountants
                                                                             Armando Ibarra, Jr., C.P.A., JD Members of the American Institute of Certified Public Accountants
                                                     Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Metaphor Corp.
(Formerly, ABCI Holding, Inc.))

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheets of Metaphor Corp. (A Development Stage Company) as of June 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the six and three months ended June 30, 2005 and 2004 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Metaphor Corp.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

____________________________
Armando C. Ibarra, CPA-APC

August 2, 2005
Chula Vista, California

METAPHOR CORPORATION
(formerly ABCI Holdings, Inc.)
Balance Sheet at June 30, 2005 and December 31, 2004
(See Footnotes Below)

ASSETS
	As of	As of
	June 30,	December 31,
	2005	2004
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets
Organization costs	-	-

Total Other Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$21,759	$31,759
Demand notes	32,500	57,500
Convertible debentures	25,000	25,000
Loan payable - (a related party)	-	29,625

Total Current Liabilities	79,259	143,884

TOTAL LIABILITIES	$79,259	$143,884

Stockholders' Equity (Deficit)

Preferred stock, ($.001 par value, 10,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, ($.0001 par value, 100,000,000 shares
authorized; 509,709 and 499,894 shares issued and outstanding
as of June 30, 2005 and December 31, 2004, respectively).	51	50
Additional paid-in capital	21,141,665	21,107,041
Deficit accumulated during development stage	(21,220,975)	(21,250,975)

Total Stockholders' Equity (Deficit)	(79,259)	(143,884)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

F1

METAPHOR CORPORATION
(formerly ABCI Holdings, Inc.)
Statement of Operations from January 1, 2005 to June 30, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenues	$-	$-	$-	$-

Total Revenues	-	-	-	-

Operating Expenses
General & Administrative Expenses	-	23,353	-	23,353
Professional consulting	-	44,850	-	43,000
Office occupancy and supplies	-	-	-	-

Total General & Administrative Expenses	-	68,203	-	66,353

Other Income & (Expenses)
Other income	30,000	-	-	-
Interest expense	-	(225)	-	-
Gain on extinguishment of debt	-	-	-	-

Total Other Income & (Expenses)	30,000	(225)	-	-

Net Income (Loss)	$30,000	$(68,428)	$-	$(66,353)

Basic earnings (loss) per share	$0.06	$(0.33)	$0.00	$(0.32)

Weighted average number of
common shares outstanding	509,492	208,354	509,273	208,354

F2

METAPHOR CORPORATION
(formerly known as ABCI Holdings, Inc.)
Statement of Cash Flows from January 1, 2005 to June 30, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$30,000	$(68,428)	$-	$(66,353)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt relief	29,625	-	-	-
Issuance of stock for services	-	43,449	-	43,449
Changes in operating assets and liabilities:
Increase/(decrease) in accrued liabilities	-	-	-	(2,075)
Increase/(decrease) in demand note	(25,000)
Increase/(decrease) in accounts payable	(34,625)	24,979	-	24,979

Net cash provided by (used in) operating activities	-	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in cash	-	-	-	-

Cash at beginning of period	-	-	-	-

Cash at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$225	$-	$-

Income taxes paid	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS

Stock issued for debt	$29,625	$188,212	$-	$188,212

Stock issued for services	$-	$45,200	$-	$45,200

Stock issued for interest	$-	$-	$-	$-

F3

METAPHOR CORPORATION
(formerly ABCI Holdings, Inc.)
Statement of Changes in Stockholders' Equity (Deficit)
From December 31, 2001 through June 30, 2005

				Deficit
				Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid-in	Development
		Amount	Capital	Stage

Balance at December 31, 2001	37,592	4	$14,835,837	$(18,560,647)	(3,724,806)

Issuance of stock options			75,000		75,000

Stock adjustment	425		(6)		(6)

Stock issuance for debt	11,085	1	1,439,346		1,439,347

Stock issued for expenses	38,555	4	2,620,704		2,620,708

Net loss, December 31, 2002				(2,495,031)	(2,495,031)

Balance, December 31, 2002	87,658	9	18,970,881	(21,055,678)	(2,084,788)

Stock issued for debt	63,197	6	1,898,958		1,898,964

Stock issued for expenses	57,500	6	11,494		11,500

Net loss, December 31, 2003				(119,067)	(119,067)

Balance, December 31, 2003	208,354	21	20,881,333	(21,174,745)	(293,391)

Stock issued on April 29, 2004
for services valued at $0.01 per share	21,250	2	31,498		31,500

Stock issued on April 29, 2004
for services valued at $0.01	14,250	1	11,249		11,250

Stock issued on April 29, 2004
for debt settlement	256,040	26	182,961		182,987

Net loss, December 31, 2004				(76,230)	(76,230)

Balance, December 31, 2004	499,894	50	21,107,041	(21,250,975)	$(143,884)

Stock issued on January 5, 2005
for the round lot reserve split	9,815	1	34,624		34,625

Net lncome, June 30, 2005				30,000	30,000

Balance, June 30, 2005	509,709	$51	$21,141,665	$(21,220,975)	$(79,259)

F4

NOTES TO FINANCIALS STATEMENTS
METAPHOR CORPORATION
(formerly ABCI Holdings, Inc.)
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

F5

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

New Accounting Pronouncements

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, Metaphor Corp. has incurred a recurring loss of $21,220,975 from inception through June 30, 2005. As of that date, the Company’s current liabilities exceeded its current assets by $79,259. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of Metaphor Corp. to continue as a going concern is dependent on the Company obtaining adequate capital funding. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES
As of June 30, 2005
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

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

Net Operating Losses prior to 2002	$ (18,560,647)
2002 Net Operating Income	(2,495,031)
2003 Net Operating Loss	(119,067)
2004 Net Operating Loss	(76,230)
2005 Net Operating Income (six months)	30,000
Net Operating Loss	$ (21,220,975)

As of June 30, 2005, the Company has a net operating loss carryforwards of approximately $21,220,975. Net operating loss carryforward expires twenty years from the date the loss was incurred.

F6

NOTE 6. CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy; $1,354,000 was converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

As of June 30, 2005, there was one convertible debenture payable, totaling $25,000.

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

Amount Due Shareholder

On January 21, 2005, the Company issued 9,815 shares of common stock to satisfy a debt to a shareholder in the amount of $34,625.

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

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation is granted an Incentive Stock Option, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of June 30, 2005, no options have been granted.

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for consideration to employees, officers, directors or consultants 10,000,000 shares of the common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of June 30, 2005, no stock or options have been issued.

F7

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

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the June 30, 2005, no classes of Preferred Stock were declared, issued or outstanding.

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

During the six months ended June 30, 2005, the Company issued 9,815 shares of common stock for the round lot reserve split totaling $34,625.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2005:

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

F8

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

Mark L. Baum, individually, or through The Baum Law Firm, holds 465,241 of our common shares.

Securities Offered for Sale and Securities Purchased

None of our securities were sold during the second calendar quarter of 2005. However, in August of 2005, the Company completed the private placement of USD $450,000 of its common stock (the "August 2005 Private Placement") to certain accredited investors for $2.50 per share. Additionally, those accredited investors that purchased common stock in the August 2005 Private Placement received a warrant (the "August 2005 Warrants") granting them the right, for one year, to purchase an additional 20% of the number of common shares they purchased at an exercise price of $3.50 per share. The August 2005 Private Placement will result in the issuance of 180,000 of our restricted common shares, and if the above referred to August 2005 Warrants are exercised, up to an additional 36,000 common shares. The money derived from the August 2005 Private Placement will be used for general corporate purposes, specifically costs related to the China Media International, Inc. transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the June 30, 2005 reporting period, on July 7, 2005, the Company filed a Form 14(c) Preliminary Information Statement with the SEC. On July 22, 2005, the Company filed a Form 14(c) Definitive Information Statement (the "Information Statement"). The Information Statement related to one change to the Company's Articles of Incorporation: changing the name of the Company to China Media Networks International, Inc. from Metaphor Corporation.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

A. Exhibits

Number	Exhibits Name
2.0	Agreement between the Company and American Boardsports Company, Inc.**
3.1	Certificate and Articles of Incorporation*
3.3	Amendment to Articles of Incorporation***
3.4	Amendment to Articles of Incorporation***
3.5	Amendment to Articles of Incorporation****
3.2	Bylaws*
10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****
10.4	Definitive Information Statement on Schedule 14(c)#
10.5	Articles of Incorporation (for the State of Nevada)##
10.6	Bylaws (for the State of Nevada)##
10.7	Resignation Letter of Accountants###
10.8	Dent Conversion Agreement####
10.9	Amended Bylaws####
11.0	Second Amended Bylaws#####
11.1	Sale and Purchase Agreement with Metaphor Corp., 8 Holdings LLC, Hong Kong Huicong International Group Limited, certain key members of management of CMN and China Media Network International Inc. Ñ
12.1	Stock Purchase Agreement executed by and between Metaphor Corporation, Mark L. baum and 8 Holdings LLC ÑÑ

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
ÑÑ Filed as Exhibit 12.1 to the Form 10-QSB for the period ended June 30, 2005.

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

•	On May 24, 2005, the Registrant filed a Form 8-K alerting the marketplace that we had executed a definitive agreement to make effective and complete a transaction involving China Media Networks.
•	On August 1, 2005, the Registrant filed a Form 8-K which contained an amended version of the Sale and Purchase Agreement that relates to the transaction with China Media Networks.

METAPHOR CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAPHOR CORPORATION (Registrant)

Date: August 17, 2005	By:	/s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)