Form 10QSB
period 2005-09-30
CHINA MEDIA NETWORKS INTERNATIONAL INC.
filed 2005-11-21
CIK 104401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2005 or

[    ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____ to ______.

____________________________________________

Commission File No. 000-13858
CHINA MEDIA NETWORKS INTERNATIONAL, INC. (Name of small business issuer in its charter)
_____________________________________________

Nevada	86-0214815
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

580 2nd Street, Suite 102 Encinitas, California	92024
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number	760-230-2300 x205

METAPHOR CORPORATION
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

Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005 there were 509,709 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-QSB consists of 20 Pages.

TABLE OF CONTENTS
FORM 10-QSB
QUARTERLY REPORT
_________________________

METAPHOR CORPORATION

INTRODUCTORY SUMMARY

During the third calendar quarter and up to the date of the filing of this Form 10-QSB, the Company had several significant developments.

As the third calendar quarter began, the Company continued to work with 8 Holdings LLC in order to close the Chinese media company transaction which had been reported over the past two quarters.

The Company filed preliminary and definitive information statements with the SEC in order to amend the Company's articles of incorporation and change the name of the Company from Metaphor Corporation to China Media Networks International, Inc. This was accomplished on August 19, 2005, when the Secretary of State of Nevada certified our name change. Soon thereafter, we were issued a new CUSIP number (169433109) and we began trading under the stock symbol CMNW.

On August 1, 2005, after the initial date set for the closing of the Chinese media transaction passed, we executed an amendment to the May 2005 Sale and Purchase Agreement. This was reported in a Form 8K filed with the SEC on August 1, 2005. The new closing date was mutually agreed to be September 30, 2005.

As the September 30, 2005 amended closing date approached, the Company and the investors in a private placement of our common shares, which was discussed in the Company's Form 10-QSB filed for the quarterly period ended June 30, 2005, mutually agreed to terminate the private placement agreement. This action was approved by our Board of Directors on September 25, 2005. Soon thereafter, all securities issued in connection with the private placement were surrendered to the Company and delivered to the Company transfer agent with an instruction to cancel the same. On November 14, 2005, the Company received a communication from its transfer agent confirming the cancellation of all securities related to the private placement agreement. The termination of the private placement was reported in a Form 8K filed with the SEC on November 16, 2005.

During the period ending September 30, 2005, the Company incurred costs related to audit and accounting fees. As has been the case for the past three years, Mark L. Baum personally provided the Company with capital in order to pay for these costs.

After the end of the September 30, 2005 reporting period, the following pertinent activities occurred:

•	On November 21, 2005, the Company terminated the Sale and Purchase Agreement first executed in May of 2005 and amended in August of 2005.

•	On November 21, 2005, the Company terminated the Stock Purchase Agreement executed on April 7, 2005.

The termination of the Sale and Purchase Agreement and the Stock Purchase Agreement (collectively, the "Agreements") effectively ended the Company's efforts to consummate the transaction contemplated by the Agreements.

Balance Sheet Changes

In August of 2005, Mark L. Baum, our Chairman and CEO, paid Branfman & Associates, a law firm, $1,650 in order to settle and secure the release of a judgment Branfman & Associates held against the Company. Additionally, after conducting a professional judgment search, two other debts (classified on our balance sheet as Demand Notes) which the Company believed existed and which were beyond the relevant statute of limitations were written off after no judgment was found against the Company, including any of its previous names.

Additionally, we have written off an accounts payable debt of $21,759 which the Company believes is now beyond the statute of limitations and is therefore not collectable.

There remaining debt on our balance sheet is a convertible debenture which was due to be paid in July of 2000. The Company believes that there is a 6 year statute of limitations on the collectability of this debt.

CHINA MEDIA NETWORKS INTERNATIONAL, INC.
(formerly Metaphor Corporation)
Balance Sheet at September 30, 2005 and December 31, 2004
(See Footnotes Below)

Assets
	As of	As of
	September 30,	December 31,
	2005	2004

Current Assets
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$-	$31,759
Demand notes	-	57,500
Convertible debentures	25,000	25,000
Loan payable - (a related party)	-	29,625

Total Current Liabilities	25,000	143,884

TOTAL LIABILITIES	$25,000	$143,884

Stockholders' Equity (Deficit)

Preferred stock, ($.001 par value, 10,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, ($.0001 par value, 100,000,000 shares
authorized; 509,709 and 499,894 shares issued and outstanding
as of September 30, 2005 and December 31, 2004, respectively).	51	50
Additional paid-in capital	21,143,265	21,107,041
Deficit accumulated during development stage	(21,168,316)	(21,250,975)

Total Stockholders' Equity (Deficit)	(25,000.00)	(143,884)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	$-	$-

CHINA MEDIA NETWORKS INTERNATIONAL, INC.
(formerly Metaphor Corporation)
Statement of Operations from January 1, 2005 to September 30, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue
Revenues	$-	$-	$-	$-

Total Revenues	-	-	-	-

Operating Expenses
General & Administrative Expenses	-	23,353	-	23,353
Professional consulting	-	44,850	-	43,000
Office occupancy and supplies	-	-	-	-

Total General & Administrative Expenses	-	68,203	-	66,353

Other Income & (Expenses)
Other income	82,659	-	52,659	-
Interest expense	-	(225)	-	-
Gain on extinguishment of debt	-	-	-	-

Total Other Income & (Expenses)	82,659	(225)	52,659	-

Net Income (Loss)	$82,659	$(68,428)	$52,659	$(66,353)

Basic earnings (loss) per share	$0.16	$(0.33)	$0.10	$(0.32)

Weighted average number of
common shares outstanding	509,492	208,354	509,709	208,354

CHINA MEDIA NETWORKS INTERNATIONAL, INC.
(formerly known as Metaphor Corporation)
Statement of Cash Flows from January 1, 2005 to September 30, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$82,659	$(68,428)	$52,659	$(66,353)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt relief	(29,625)	-	-	-
Issuance of common stock	34,625	-	-	-
Issuance of stock for services	-	43,449	-	43,449
Changes in operating assets and liabilities:
Increase/(decrease) in accrued liabilities	-	-	-	(2,075)
Increase/(decrease) in demand note	(57,500)		(32,500)
Increase/(decrease) in accounts payable	(31,759)	24,979	(21,759)	24,979

Net cash provided by (used in) operating activities	(1,600)	-	(1,600)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from contributed capital	1,600	-	1,600	-

Net cash provided by (used in) financing activities	1,600	-	1,600	-

Net increase (decrease) in cash	-	-	-	-

Cash at beginning of period	-	-	-	-

Cash at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURES

Interest paid	$-	$225	$-	$-

Income taxes paid	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS

Stock issued for debt	$-	$188,212	$-	$188,212

Stock issued for services	$-	$45,200	$-	$45,200

Stock issued round lot reverse split	$34,625	$-	$-	$-

CHINA MEDIA NETWORKS INTERNATIONAL, INC.
(formerly Metaphor Corporation)
Statement of Changes in Stockholders' Equity (Deficit)
From December 31, 2001 through September 30, 2005

				Deficit
				Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid-in	Development
		Amount	Capital	Stage

Balance at December 31, 2001	37,592	4	14,835,837	(18,560,647)	(3,724,806)

Issuance of stock options			75,000		75,000

Stock adjustment	425		(6)		(6)

Stock issuance for debt	11,085	1	1,439,346		1,439,347

Stock issued for expenses	38,555	4	2,620,704		2,620,708

Net loss, December 31, 2002				(2,495,031)	(2,495,031)

Balance, December 31, 2002	87,657	9	18,970,881	(21,055,678)	(2,084,788)

Stock issued for debt	63,197	6	1,898,958		1,898,964

Stock issued for expenses	57,500	6	11,494		11,500

Net loss, December 31, 2003				(119,067)	(119,067)

Balance, December 31, 2003	208,354	21	20,881,333	(21,174,745)	(293,391)

Stock issued on April 29, 2004
for services valued at $0.01 per share	21,250	2	31,498		31,500

Stock issued on April 29, 2004
for services valued at $0.01	14,250	1	11,249		11,250

Stock issued on April 29, 2004
for debt settlement	256,040	26	182,961		182,987

Net loss, December 31, 2004				(76,230)	(76,230)

Balance, December 31, 2004	499,894	50	21,107,041	(21,250,975)	(143,884)

Stock issued on January 5, 2005
for the round lot reserve split	9,815	1	34,624		34,625

Capital contribution			1,600		1,600

Net lncome, September 30, 2005				82,659	82,659

Balance, September 30, 2005	509,709	$ 51	$ 21,143,265	$ (21,168,316)	$ (25,000)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reported in the financial statements, the Company has incurred a recurring loss of $21,168,316 from inception through September 30, 2005. As of that date, the Company’s current liabilities exceeded its current assets by $25,000. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on their ability to obtaining adequate capital funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds through debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES

As of September 30, 2005

Deferred tax assets:
Net operating tax carryforwards	$ 7,408,911
Other	-0-
Gross deferred tax assets	7,408,911
Valuation allowance	(7,408,911)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

Net Operating Losses prior to 2002	$ (18,560,647)
2002 Net Operating Income	(2,495,031)
2003 Net Operating Loss	(119,067)
2004 Net Operating Loss	(76,230)
2005 Net Operating Income (nine months)	82,659
Net Operating Loss	$ (21,168,316)

As of September 30, 2005, the Company has a net operating loss carryforwards of approximately $21,168,316. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 6. CONVERTIBLE DEBENTURES PAYABLE

As of December 31, 2001, the Company issued $1,354,000 short-term convertible promissory notes and assumed $175,000 of convertible debt through the merger with One Class Synergy; $1,354,000 was converted to common stock by March 31, 2002. During the first quarter of 2003, $150,000 of convertible debt was converted to common stock.

As of September 30, 2005, there was one convertible debenture payable, totaling $25,000.

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

NOTE 7. RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 8. STOCK COMPENSATION PLANS

During January 2003, the Company adopted the 2001-2002 Consultants Stock Option Plan (the "Plan"). The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 3,000,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation is granted an Incentive Stock Option, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of September 30, 2005, no options have been granted.

NOTE 8. STOCK COMPENSATION PLANS (CONTINUED)

During April 2002, the Company adopted the 2002 Professionals Stock Compensation Plan. The Plan authorizes the Board and / or designed committee to grant options to certain qualifying consultants. The aggregate number of option shares cannot exceed 500,000. The stock options granted under the Plan may be of two types: (i) Incentive Stock Options and (ii) Non-Qualified Stock Options. The option price per share of stock under the Plan will be determined by the Board and / or Committee at the time of grant but shall not, (i) in the case of Non-Qualified Stock Options, be less than 75 percent of the fair market value of the stock on such date, and (ii) in any event, be less than the par value of the stock. If an individual with more than 10 percent of the combined voting power of all classes of stock of the Company or any Parent Corporation is granted an Incentive Stock Option, the option price shall be no less than 110 percent of the fair market value of the stock on the date granted. Options granted and not exercised within 10 years will expire. To the extent that the aggregate fair market value of shares of stock with respect to which Incentive Stock Options granted under this Plan become exercisable for the first time during the calendar year exceeds $100,000, such stock options will be treated as Non-Qualified Stock Options. As of September 30, 2005, no options have been granted.

During September 2003, the Company adopted a 2003 Stock Incentive Plan, whereby certain individuals receive stock options to stimulate their involvement and continued involvement in the Company. On September 17, 2003, the Company registered for consideration to employees, officers, directors or consultants 10,000,000 shares of the common stock for services rendered and / or to be rendered and payments made under the 2003 Stock Incentive Plan. As of September 30, 2005, no stock or options have been issued.

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

Preferred Stock

The Board of Directors has the authority to issue Preferred Stock and to fix and determine its series, relative rights and preferences. As of the September 30, 2005, no classes of Preferred Stock were declared, issued or outstanding.

NOTE 9. COMMON STOCK (CONTINUED)

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

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2005:

•	Preferred stock, $ 0.001 par value: 10,000,000 shares authorized; none issued and outstanding.

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 509,709 issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As was disclosed in a Form 8-K filed with the Commission on January 15, 2003 (SEC File Number 000-13858), effective January 14, 2003, the Company ceased all existing operations and Thomas N. Carter resigned as the Company’s CEO and Board Chairman. Mr. Mark Baum ("Baum") was appointed as the CEO & Chairman.

Mark L. Baum has more than 12 years experience in creating, financing and growing enterprises in a variety of industries. Mr. Baum has participated in various capacities in numerous public spin-offs, venture fundings, private-to-public mergers, and asset acquisitions and asset divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm, P.C. Mr. Baum's law practice focuses on Securities Laws and related issues for SmallCap and MicroCap publicly reporting companies.

We are currently not operating.

We have no employees.

We own no intellectual property of any kind.

Plan of Operation

We currently have no cash in the bank. Our expenses are almost exclusively related to maintaining our status as a publicly trading and publicly reporting company. With respect to these "public company costs," over the past two year, Baum has loaned and gifted us various cash sums that have covered these public company costs. We believe that going forward, for the balance of the calendar year 2005, as long as Baum is affiliated with us, he will make sure that these costs are covered and that we maintain our reporting and trading status.

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

On November 21, 2005, we terminated all agreements related to the Transaction. The termination of the Transaction was reported in a Form 8K filed with the SEC on November 21, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August of 2005, the Company entered into a private placement agreement for USD $450,000 of our common stock (the "August 2005 Private Placement") to certain accredited investors for $2.50 per share. Additionally, those accredited investors that purchased common stock in the August 2005 Private Placement were to receive a warrant (the "August 2005 Warrants") granting them the right, for one year, to purchase an additional 20% of the number of common shares they purchased at an exercise price of $3.50 per share. The August 2005 Private Placement would have resulted in the issuance of 180,000 of our restricted common shares, and if the above referred to August 2005 Warrants were exercised, up to an additional 36,000 common shares. The money derived from the August 2005 Private Placement was to be used for general corporate purposes, specifically costs related to the China Media International, Inc. transaction.

On September 25, 2005, the Company and the investors in the August 2005 Private Placement mutually agreed to terminate the private placement transaction. Soon thereafter, all securities issued in connection with the private placement were surrendered to the Company and delivered to the Company transfer agent with an instruction to cancel the same. On November 14, 2005, the Company received a communication from its transfer agent confirming the cancellation of all securities related to the private placement agreement. The termination of the private placement was reported in a Form 8K filed with the SEC on November 16, 2005.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

A. Exhibits

Number	Exhibits Name
2.0	Agreement between the Company and American Boardsports Company, Inc.**
3.1	Certificate and Articles of Incorporation*
3.3	Amendment to Articles of Incorporation***
3.4	Amendment to Articles of Incorporation***
3.5	Amendment to Articles of Incorporation****
3.2	Bylaws*
10.2	Asset Purchase Agreement between the Company and MaxPlanet Corp.*****
10.3	Agreement to Purchase Shares Between the Company and Suncrest Management Services, S.A.****
10.4	Definitive Information Statement on Schedule 14(c)#
10.5	Articles of Incorporation (for the State of Nevada)##
10.6	Bylaws (for the State of Nevada)##
10.7	Resignation Letter of Accountants###
10.8	Dent Conversion Agreement####
10.9	Amended Bylaws####
11.0	Second Amended Bylaws#####
11.1	Sale and Purchase Agreement with Metaphor Corp., 8 Holdings LLC, Hong Kong Huicong International Group Limited, certain key members of management of CMN and China Media Network International Inc. Ñ
12.1	Stock Purchase Agreement executed by and between Metaphor Corporation, Mark L. Baum and 8 Holdings LLC ÑÑ
12.2	Amendment to Sale and Purchase Agreement ÑÑÑ
12.3	Termination of the Sale and Purchase Agreement [x]
12.4	Termination of the Stock Purchase Agreement xx

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
Ñ File with the Commission on May 24, 2005 and August 19, 2005, and incorporated herein by reference.
ÑÑ Filed as Exhibit 12.1 to the Form 10-QSB for the period ended June 30, 2005.
ÑÑÑ Filed as Exhibit 10.10 to a Form 8-K on August 1, 2005.
[x] Filed as Exhibit 1.0 to a Form 8-K on November 21, 2005.
xx Filed as Exhibit 1.1 to a Form 8-K on November 21, 2005.

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

•	On May 24, 2005, the Registrant filed a Form 8-K alerting the marketplace that we had executed a definitive agreement to make effective and complete a transaction involving China Media Networks.
•	On August 1, 2005, the Registrant filed a Form 8-K which contained an amended version of the Sale and Purchase Agreement that relates to the transaction with China Media Networks.
•	On August 19, 2005, the Registrant filed a Form 8-K which included a copy of the Sale and Purchase Agreement related to the Chinese media company transaction.
•	On August 22, 2005, the Registrant filed a Form 8-K which notified the marketplace that the Company had changed its name and had secured a new CUSIP number.
•
November 16, 2005, the Registrant filed a Form 8-K which terminated a private placement agreement between the Company and investors who had previously agreed to purchase $450,000 of the Company's common shares, along with certain warrants previously described in the Company's SEC filings.

•	On November 21, 2005, the Registrant filed a Form 8-K which terminated all agreements related to the Chinese media company transaction.

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAPHOR CORPORATION (Registrant)

Date: November 21, 2005	By:	/s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)