Form 10KSB
period 2005-12-31
CHINA MEDIA NETWORKS INTERNATIONAL INC.
filed 2006-03-23
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 0-27084

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Nevada	86-0214815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 Cedar Hill Street

Marlboro, MA 01752

(Address of principal executive offices) (Zip code)

(508) 597-6300

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

The issuer’s revenues for its most recent fiscal year were $459,601.

As of March 15, 2006, the average bid and asked price for the registrant’s Common Stock was $2.00 and $3.00 respectively.

As of March 15, 2006, there were 19,801,146 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-KSB the term “CMNI” refers China Media Networks International, Inc. and the term “OrthoSupply” refers to CMNI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to CMNI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

Note on Forward-Looking Information

Except for historical facts, the statements in this annual report on Form 10-KSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report on Form 10-KSB and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

ITEM 1. Business

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Our Mission

Our mission is to use our turnkey program to improve the quality of care and compliance for all orthopedic and podiatric patients. Our goal is to become the dominant provider in the orthopedic and podiatric marketplaces of a comprehensive program to dispense durable medical equipment directly to patients.

Company History

CMNI was originally incorporated in 1967 as a Delaware corporation under the name “National Industrial Security Corporation.” CMNI has been operating under the name “China Media Networks International, Inc.” since August 19, 2005 when we changed our name from Metaphor Corp. Effective January 14, 2003, CMNI ceased all existing operations, and from January 15, 2003 to December 30, 2005, held no assets, generated no revenue and existed solely as a shell corporation.

On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of CMNI. The former equityholders of OrthoSupply became equity holders of CMNI. OrthoSupply Management, LLC is now a wholly-owned subsidiary of OrthoSupply.

OrthoSupply is our operating company. Its business started in October 2003 under the name American Orthodics, LLC. In May 2004, it changed its name to Orthoflow, LLC and in January 2005 changed its named OrthoSupply Management, LLC and began to market and sell the turnkey program. In August 2005, OrthoSupply was incorporated and in November 2005 the members of OrthoSupply Management, LLC exchanged their ownership interests in OrthoSupply Management, LLC for securities of OrthoSupply.

We file annual reports on Form 10-KSB, as well as quarterly reports on Form 10-QSB and current reports on Form 8-K with the SEC, all of which are available at the SEC’s website at www.sec.gov.

Our Market

Our market is focused upon durable medical equipment, or DME, dispensed by orthopedic physicians and podiatrists. There are currently 13 clinics across the United States which have implemented and are using our turnkey program.

Orthopedic Market Channel

There are over 3,200 orthopedic clinics in the United States. Of these, there are over 2,500 clinics with six or more physicians and over 1,000 with six or less. On average, a clinic sees about 4,800 patients annually. At least 10% of those patients will require DME of some kind, which translates into about $620,000 in annual revenue generated per clinic and translates into a market of about $2 billion. The dramatic expansion of this subspecialty over the past 20 years has yielded a worldwide market estimated at $12.5 billion with an anticipated compounded annual growth rate of 10% for the next several years.

Stock and Bill Opportunities

Currently, there are existing stock and bill programs in over 1,000 clinics nationwide. A stock and bill program allows a third party to provide inventory to a clinic and assume the billing responsibilities for the clinic. These programs are expected to generate in excess of $300 million annually for manufacturers of DME. These types of programs are gaining in popularity since they reduce the need for administrative staff in outpatient clinic. (Frost and Sullivan, Market Research Report, January 2004).

Orthopedic Practice Demographics

Over 2,100, or 67%, of all orthopedic practices have between six and seven doctors. These clinics do not have the administrative capacity to effectively support a high volume DME inventory program. This target market represents over a $100 million opportunity potential.

The distribution of orthopedic surgeons across the United States can be broken down into nine major census divisions. Four regions, each of which includes a very populous state or states (California, Florida, Texas, New York or Colorado), dominate the total share of orthopedic surgeons.

Podiatric Market Channel

One in every six people in the United States (43.1 million people) have foot problems at any given time. Thirty-six percent (36%) regard their foot problems as serious enough to warrant medical attention. It is estimated that more than 75 % of Americans will experience foot problems of varying degrees of seriousness at one time in their lives. Those who finally seek help will turn to a doctor of podiatric medicine, of which there are about 14,000 practicing in the United States (up from 12,985 in 2002-with estimated growth rates ranging from 10-20% by year 2010). Currently, there is one podiatrist for every 20,000 people in the U.S. (American Podiatric Medical Association, “Foot Facts”).

The American Podiatric Medical Association estimates that 19% of the United States population experiences more than one foot problem a year. This translates into an approximate $16 billion industry. The cost of foot surgery to correct foot problems from tight-fitting shoes alone is $2 billion a year. If time off from work for the surgery and recovery is included, the cost is $3.5 billion.

A study conducted by the American Orthopedic Foot and Ankle Society found that:

•	Nine out of 10 women are wearing shoes that are too small for their feet.

•	Eight out of 10 women say their shoes are painful.

•	More than seven out of 10 women have developed a bunion, hammertoe, or other painful foot deformity, which will eventually require a surgical procedure.

•	Women are nine times more likely than men to develop a foot problem because of improper fitting shoes.

•	Nine out of 10 women’s foot deformities can be attributed to tight shoes.

Podiatric Outpatient Surgical Opportunities

It is estimated there are over 1.6 million podiatric surgeries each year, with a steady decline of in-patient surgeries for procedures like bunionectomies. For example, in 1993 there were 18,911 in-patient bunionectomies; in 2001, that figure dropped to 10,908, while outpatient bunionectomies/osteotomies rose to 281,000, up from 171,000 in 1996 - an increase of 60%. (Center for Disease Control).

Just focusing on the 281,000 outpatient surgical procedures, we estimate that at least 25% of these procedures will involve the prescription of DME, including at least two or all of the following: walker boot, pain pump, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion device, with average reimbursement to the physicians in the $500 - $1,000 range. This translates into a $35 million to $70 million recurrent annual DME market opportunity on surgical procedures alone.

Other Podiatric Durable Medical Equipment Opportunities

Currently, most businesses in the footcare field target individuals at least 50 years old. As the baby boom generation continues to age, the market for products and services aimed at older people is expected to grow. The U.S. Administration on Aging reports that in 2002, people 65 years or older numbered 35.6 million, or 12 percent of the population. By 2010, that total will reach an estimated 40.2 million, an increase of almost 13 percent. By 2030, there will be about 71.5 million Americans age 65 or older, more than twice their number in 2000, and that age group will make up 20 percent of the population.

Diabetic Opportunity

There are 15.7 million diabetics in the United States, representing 5.9% of the population. There are 798,000 new cases of diabetes diagnosed each year. Each day approximately 2,200 people are diagnosed with diabetes. (National Institute on Health, National Diabetes Data Group “Diabetes in America”). Diabetics often have major problems with their feet that can be prevented with proper foot care, orthotics and/or shoes. The total annual cost for treatment of diabetes is more than $1.1 billion. This cost does not include physicians’ fees, rehabilitation costs, prostheses, time lost from work, and disability payments. Foot disease is the most common complication of diabetes leading to hospitalization. Medicare and most third party payers provide coverage for walker boots and therapeutic footwear such as depth inlay shoes, custom-molded shoes, and shoe inserts for people with diabetes who qualify under Medicare.

The OrthoSupply Turnkey Program

Our turnkey program provides clinics with a turnkey solution allowing physicians to write and fill prescriptions for DME out of their own clinics in a way that complies with federal anti-kickback and physician self-referral legislation (commonly known as the “Stark” laws). Our stock and bill programs provide patients with the option of filling their DME prescriptions at clinics. It also provides clinics with a broader array of medical products and devices, not just products manufactured by the stock and bill company serving the clinic.

Our turnkey program permits physicians and clinics to capture referral dollars and create a recurring revenue stream, while providing a “valet” service with an in-house rehab manager, insurance verification, web-based billing and collecting engine, charge entry and posting.

Currently, most orthopedic and podiatric surgical practices utilize pharmacies or traditional stock and bill companies. The following are a few limitations of the current service models:

Pharmacy programs: Patients fill their prescriptions for DME outside of the physician’s office. As a result, patients may not follow through with the prescribed DME and the physician does not participate in the DME revenue stream.

Traditional stock and bill programs: DME is stocked on-site at the clinic. All revenue generated by the sale of DME flow to the stock and bill company, not to the clinic. Although these programs help to resolve patient service and compliance issues, physicians incur labor costs required to manage the program and fail to capture revenue from the prescribed DME.

Some physicians attempt to manage their own stock and bill programs. However, some of these physicians may lack the significant cash outlay to purchase initial inventory, and may lack the DME credentials and expertise that are needed to understand the process of dealing with third-party payers relative to reimbursement, negotiate with DME vendors, manage inventory and manage their billing and collection systems.

Using our turnkey program, a physician prescribes DME to a patient, and then we ship the prescribed DME from our suppliers directly to the clinic. To assist the prescribing physician, we manage the inventory from various suppliers and provide the clinic with a leased employee on-site to manage the turnkey program. We also provide clinics with a comprehensive web-based billing and collecting system. We bill and collect revenue electronically for the clinic and all money collected is deposited directly into the clinic’s lockbox.

Competition

The non-operative orthopedic and podiatry markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Many of our vendors and competitors are manufacturers and suppliers of orthopedic products, such as DJ Orthopedics, Inc., Bledsoes, Innovation Sports Incorporated, Biomet, Inc., DeRoyal Industries and Royce Medical Co. Many of these companies have initiated stock and bill programs similar to our turnkey program.

Employees

As of March 15, 2006, we had 11 employees. We are in the process of hiring additional sales, marketing, financial and operating personnel.

Governmental Regulation

Third-Party Reimbursement

Our products generally are prescribed by physicians and are eligible for third-party reimbursement. An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers’ selection of our products. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program. As a result, beginning in 2004 and through 2008, the reimbursement amounts for orthotic devices (2004 through 2006) and DME (2004 through 2008) will no longer be increased on an annual basis. In 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Supplier quality standards are to be established which will be applied by independent accreditation organizations and clinical conditions for payment will be established for certain products.

In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels. Changes to the reimbursement codes describing our products can result in reduced payment levels or a reduction in the breadth of products for which reimbursement can be sought under recognized codes.

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. CMS may make a larger adjustment each year if it undertakes proscribed procedures. The regulation remains in effect after the Medicare Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement for our product sales.

In addition to changes in reimbursement codes and payment methodologies, the movement toward healthcare reform and managed care may continue to result in downward pressure on product pricing.

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws (commonly known as “Stark” laws). Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE (the U.S. Military Healthcare System). We believe that our operations are in material compliance with these laws. However, because of the breadth of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services, or HHS, has issued regulations, commonly known as “safe harbors”, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be in violation of the Medicare Fraud and Abuse Statute. The penalties for violating the Medicare Fraud and Abuse Statute include fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Federal physician self-referral legislation prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. These laws also prohibit the entity from receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any entity collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. An entity that engages in a scheme to circumvent these laws referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating these laws also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

We believe we our operations are in material compliance with such laws.

Under federal and state statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Actions under these laws have increased significantly in recent years.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any employee, consultant, advisor or other third-party of ours to whom such information is disclosed will safeguard the information. The third rule establishes minimum standards for the security of electronic health information.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including, by way of example, licensure and documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We review and assess such audits or reports and attempt to take appropriate corrective action. We also are subject to surveys of our physical location for compliance with supplier standards. The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

Item 1A: Risk Factors

RISK FACTORS

Risks Related to Our Business

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent accountant Armando C. Ibarra, CPA for the fiscal year ended December 31, 2004 contained a fourth explanatory paragraph to reflect the going concern issues occasioned by our limited financial resources and our ability to obtain adequate capital funding. In addition, the report of our independent accountant Michael F. Cronin, CPA for the fiscal year ended December 31, 2005 also reflected going concern issues occasioned by our limited financial resources and our ability to obtain adequate capital funding. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We may pursue acquisitions of other companies or product lines to expand our product and service portfolio.

Our ability to grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisitions. Even if we complete acquisitions we may experience:

•	difficulties in integrating any acquired companies, personnel and products into our existing business;

•	delays in realizing the benefits of the acquired company or products;

•	diversion of our management’s time and attention;

•	higher costs of integration than we anticipated; and/or

•	difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, we may require additional debt or equity financing for future acquisitions. Such financing may not be available on favorable terms, if at all. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.

We may be unable to remain competitive if we fail to develop, license or acquire and market new products and new services enhancements. In addition, if any of our new products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenue, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic and other healthcare professionals.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our services and our failure to maintain these relationships could adversely affect our business.

The sales of our services depend significantly on the prescription or recommendation of the services by orthopedic and other healthcare professionals.

Our success also depends largely upon arrangements with independent agents and distributors and their relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors for marketing our services could have an adverse effect on our business.

We operate in a very competitive business environment.

The non-operative orthopedic and podiatry markets are highly competitive and fragmented. Our competitors include several large, diversified general orthopedic products companies and numerous smaller niche companies. Some of our competitors are included in our vendor base. We may not be able to offer products or services similar to or more desirable than our competitors, or at a price comparable to that of our competitors. Many of our competitors have greater financial resources, more widely accepted products, stronger name recognition and larger sales and/or distribution networks than we do.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	the number of business days in each quarter;

•	demand for our services, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent;

•	our ability to meet the demand for our services;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our services on a timely basis;

•	the impact of any acquisitions that occur in a quarter;

•	changes in pricing policies by us and our competitors and reimbursement rates by third-party payors, including government healthcare agencies and private insurers;

•	the loss of any of our distributors;

•	changes in the treatment practices of orthopedic and podiatry clinics and their allied healthcare professionals; and

•	the timing of significant orders and shipments.

Accordingly, our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period.

Our business plan relies on certain assumptions for the market for our services, which, if incorrect, may adversely affect our profitability.

We believe that various demographics and industry specific trends will help drive growth in the rehabilitation markets, including:

•	a growing elderly population with broad medical coverage, increased disposable income and longer life expectancy;

•	a growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women; and

•	the increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.

These demographics and trends are beyond our control. The projected demand for our services could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize or if alternative treatments to those offered by our services gain widespread acceptance.

Any one of these outcomes could have an adverse effect on us. Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Accordingly, adverse determinations in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from selling our services, which would have a material adverse effect on our business, operating results and financial condition. Moreover, even if we are successful in such litigation, the expense of defending such claims could be material.

We have limited suppliers for some of our products which makes us susceptible to supply shortages and could disrupt our operations.

We do not manufacture the products that we provide to our clients. Instead, we rely on manufacturers and other third party suppliers for these products. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. We cannot guarantee that a replacement supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

We may be adversely affected if we lose the services of any member of our senior management team.

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success. The loss of any one or more members of our management team could have a material adverse effect on us.

We are controlled by a limited number of shareholders and are prevented from taking certain actions without the consent of the holders of our Series A Preferred Stock.

Our principal shareholder, Patricia Jenkins, beneficially owns approximately 55% of the issued and outstanding shares of our voting capital stock. As a result, she has the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our charter documents. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

In addition, we may not take the following actions without the written consent or affirmative vote of the holders of at least 50% of our outstanding Series A Preferred Stock, voting as a separate class:

•	liquidating, dissolving, winding-up or effectuating any merger, reorganization, reclassification or recapitalization;

•	purchasing, redeeming or paying or declaring any dividend or making any distribution on any shares of our capital stock other than our Series A Preferred Stock as permitted under our charter documents; and

•	altering or changing the voting or other powers, preferences or other rights, privileges or restrictions of our Series A Preferred Stock.

Recent changes in coverage and reimbursement policies for our products by Medicare and third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Our products are sold to clinics and physicians who may receive reimbursement for the cost of our products from private third-party payors, Medicare, Medicaid and other governmental programs. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of clinics and physicians, who are influenced by cost containment measures taken by third-party payors. Limitations or reductions in third-party reimbursement for our products can have a material adverse effect on our sales and profitability.

Congress and state legislatures consider reforms in the healthcare industry that may modify reimbursement methodologies and practices, including controls on healthcare spending of the Medicare and Medicaid programs. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect the proposals would have on our business. Many private health insurance plans model their coverage and reimbursement policies after Medicare policies. Congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to prescribe less expensive products introduced by us and our competitors.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, mandated a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment. Theses changes include a freeze in payments for durable medical equipment from 2004 through 2008, a payment freeze for orthotic devices from 2004 through 2006, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.

Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Medicare Modernization Act, could have a material adverse effect on our results of operations.

In addition, on February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.

Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount. The regulation remains in effect after the Medicare Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding. When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

We cannot assure you that third-party reimbursement for our products will continue to be available or at what rate such products will be reimbursed. Failure by users of our products to obtain sufficient reimbursement from third-party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on our prices.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. We believe that our ability to maintain our existing arrangements will be important to our future success and the growth of our revenues.

In addition, we may not be able to obtain supplier commitments from major vendors, in which case we could lose significant potential sales. On the other hand, if we receive preferred supplier commitments from particular vendors which do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

In response to pressure from orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit and/or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Some of these laws have exemptions for manufacturers’ representatives. Other laws apply to the activities of such representatives. Other states may be considering similar legislation. Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals. We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business.

In addition, efforts have been made to establish such requirements at the federal level for the Medicare program. Most recently, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contains a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other such laws will have on our business.

We may need to change our business practices to comply with healthcare fraud and abuse laws and regulations.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws (commonly known as “Stark” laws). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE.

Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a fraud and abuse law or regulation has been violated. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful.

Audits or denials of claims by government agencies could reduce our revenue or profits.

As part of our business structure, we submit claims on behalf of our clients and they receive payments directly from Medicare, Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically could receive requests for documentation during the governmental audits of individual claims. We cannot assure that such review and/or similar audits of our claims will not result in material delays in payment, as well as material recoupment or denials, which could reduce net revenues and profitability, nor the exclusion from participation in the Medicare and Medicaid programs or from participation on the provider panel of a private payor. Private payors from time to time conduct similar reviews and audits.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. In addition, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. Although we are not required to comply with all of the requirements of Section 404 until our 2007 fiscal year, we have begun the process of testing our internal controls. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Risks Related to Our Common Stock

Our common stock has experienced volatility in the past, and may experience significant volatility in the future, which substantially increases the risk of loss to persons owning our common stock.

Because of the limited trading market for our common stock, and because of the significant price volatility, stockholders may not be able to sell their shares of common stock when they desire to do so. In 2004, our stock price ranged from a high of $65.00 to a low of $6.875, and in 2005, our stock price ranged from a high of $13.00 to a low of $1.10. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity and the price for our common stock may suffer greater declines due to its price volatility.

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investors.

Our shares of common stock are currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid/ask quotations. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

•	investors may have difficulty buying and selling our common stock or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

ITEM 2. Properties

Our principal executive offices are located at 237 Cedar Hill Street, Marlboro, Massachusetts, 01752, where we lease and occupy approximately 3,370 square feet of office space. Our lease expires in February 2009. We own no real property and do not lease any other real property. We believe that our leased space is suitable and adequate for our operations.

ITEM 3. Legal Proceedings

We are not involved in nor a party to any material legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

None.

PART II

ITEM 5. Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

Our common stock presently trades on the OTC Bulletin Board under the symbol “CMNW:OB”.

As of March 15, 2006, we had outstanding 19,801,146 shares of common stock, and 1,700,000 shares of Series A Preferred Stock. Upon the conversion of each outstanding share of our Series A Preferred Stock, the holder will receive 1.33 shares of our common stock. As of March 15, 2006, we had outstanding warrants to purchase in the aggregate 5,777,335 shares of our common stock. We have no outstanding options, although we have agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply, which will result in the reservation of 600,000 of our common stock issuable upon the exercise of such outstanding options.

The following table sets forth certain information with respect to the high and low market bid prices of our common stock for the fiscal years ended December 30, 2004 and December 30, 2005:

Year	Period	High	Low
Fiscal Year 2004	First Quarter	$65.00	$25.00
	Second Quarter	40.00	14.0625
	Third Quarter	37.50	10.625
	Fourth Quarter	18.44	6.875

Fiscal Year 2005	First Quarter	$12.50	$0.40
	Second Quarter	4.85	1.10
	Third Quarter	13.00	2.25
	Fourth Quarter	6.50	2.10

The closing price of our common stock on March 15, 2006 was $3.00.

The high and low bid prices are based on the average bid and ask prices for our common stock, as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions in our common stock.

Shareholders

Records of our stock transfer agent indicate that as of March 15, 2006, we had approximately 970 record holders of our common stock. Since a certain portion number of our shares are held by financial institutions in “street name,” it is likely that we have significantly more shareholders than indicated above.

Dividend Policy

Our Board of Directors determines any payment of dividends. We have never declared or paid any cash dividends on our common stock, and we do not anticipate or contemplate paying cash dividends in the foreseeable future. We intend to utilize all available funds for working capital purposes. In addition, the terms of our Series A Preferred Stock prohibit the payment of a dividend on any shares of our capital stock, including our common stock, without paying a dividend on our shares of Series A Preferred Stock as set forth in our charter documents.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

(1)	We presently do not have any equity compensation plan.

Recent Sales Of Unregistered Securities

On December 30, 2005, pursuant to the merger agreement among us, our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum, we issued securities to the entities and individuals identified below. The shares were issued pursuant to the exemption from registration contained in Regulation D and Section 4(2) of the Securities Act as they were sold to either sophisticated, wealthy individuals or directors and executive officers of the Company. The shares below were issued in exchange for the outstanding shares of OrthoSupply. No underwriting discounts or commissions were paid with respect to such sales.

Upon the conversion of each outstanding share of our Series A Preferred Stock, the holder will receive 1.33 shares of our common stock. The warrants are exercisable, in whole or in part, at any time after the earlier of the date the registration statement on Form SB-2 covering the warrant shares is declared effective by the SEC or twelve (12) months from the date of grant of the warrant (the “Initial Exercise Date”) through the date five (5) years from the Initial Exercise Date. The exercise price of the warrants range from $.75 to $1.75. If all warrants are fully exercised without using any applicable cashless exercise provisions, we will receive approximately $8,355,002 in cash from the warrant holders.

Common Stock

Patricia Jenkins	11,328,800
John Hallal	3,724,800
Brian Lesperance	1,802,200
Rehab Medical Holdings Inc .	414,419
Robert J. Coffill, Jr.	311,200
Gregory J. Simms	155,200
Midtown Partners & Co., LLC	680,000
The Mayflower Group	680,000
Thunderbird Global Corporation	450,000
Firle Trading S.A.	150,000

Series A Convertible Preferred Stock

Vicis Capital Master Fund	1,500,000
Midtown Partners & Co., LLC	90,000
Nite Capital L.P.	110,000

Series A Warrants

Vicis Capital Master Fund	2,000,000
Midtown Partners & Co., LLC	120,000
Nite Capital L.P.	146,667

Series B Warrants

Vicis Capital Master Fund	2,000,000
Midtown Partners & Co., LLC	120,000
Nite Capital L.P.	146,667

Series C Warrants

Thunderbird Global Corporation	450,000
Firle Trading S.A	150,000

Series BD Warrants

Midtown Partners & Co., LLC	644,001

We had an amount due to a principal shareholder of $29,625 as of December 31, 2004. On January 21, 2005 we issued 16,000 shares of (4,000,000 pre reverse stock split) of common stock to satisfy the amount due to the shareholder.

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2005 – December 31, 2005	465,241	$1.07	(1)	None.	None.

(1)	On December 30, 2005, we repurchased an aggregate of 465,241 shares from Thunderbird Global Corporation for $500,00 in cash in connection with merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition or plan of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A, “Risks Factors” and Item 1, “Business.”

Background

On December 30, 2005, CMNI consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of CMNI. OrthoSupply acts as our operating company and CMNI is the parent holding company, and sole stockholder, of OrthoSupply.

Prior to consummation of the merger, CMNI ceased all existing operations effective as of January 14, 2003. OrthoSupply has generated revenue from its operation since February 2005. The discussion below focuses upon OrthoSupply’s financial condition, results of operations and liquidity and capital resources.

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Results of Operations

We operate our business on a calendar year basis, with our fiscal year always ending on the Saturday closest to December 31.

Net Revenue. For our fiscal year ended December 31, 2005, we had medical supplies revenues of $406,920 and services revenues of $52,681, or 89% and 11% of our revenues, respectively, for total revenues of $459,601. OrthoSupply was founded in October 2004, and began operations in February 2005. Almost 50% of our clients signed agreements in the last four months of the fiscal year 2005; therefore, the full revenue impact of these new clinics will be realized in fiscal year 2006. CMNI generated no revenue for fiscal year 2005.

Cost of Sales. Cost of sales as a percentage of net sales for our fiscal year ended December 31, 2005 were 77% of revenue. This percentage represents the costs associated with the medical supplies and services we supply to our clients. The costs of medical supplies was 74% of medical supply revenue, while the services costs was 102% of service revenue. These costs reflect our start-up costs.

Operating Expenses. Total operating expenses were $886,601 for our fiscal year ended December 31, 2005. The operating expenses include expenses associated with the merger transaction described above and the associated regulatory requirements for financing, These costs were 14%, or $126,660, of our operating expenses. Salaries and benefits to our employees accounted for 54%, or $478,782, of our operating expenses. Auditing, consulting, and insurance expenses accounted for 20%, or $173,016, of our operating expenses.

Net Loss. Net loss for our fiscal year ended December 31, 2005 was $778,474. This loss was attributable to selling and administrative costs as OrthoSupply began its operations, introduced new clinics and organized support for future clinics. In addition, our net loss was a result of the costs associated with our recent merger described above.

Liquidity and Capital Resources

Cash used in operations during our fiscal year ended December 31, 2005 was $753,362 as impacted by our recent merger and OrthoSupply’s $1,700,000 Series A Preferred Stock equity financing. The net proceeds from this Series A Preferred Stock equity financing was $1,324,555. The purchase by us from Thunderbird Global Corporation of shares of our common stock, and the return of those shares to our treasury, related to our recent merger described above, was $500,000. Other legal and investment fees were $285,445. As of December 31, 2005, we had $1,065,308 in total assets, of which $699,740 was in cash and cash equivalents, and our total liabilities were $375,590. We project our cash on hand to sustain operations through the first three months of 2006. We will need to raise additional equity/debt financing to sustain operations beyond March 2006.

Our reserve for doubtful accounts . Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For our fiscal year ended December 31, 2005, we reserved 3% of revenues, or $12,028. The reserve amount is based on the sum of accounts receivable greater than 120 days. We have not written off any accounts receivable to date. If the financial condition of one of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

Our reserve for excess or obsolete inventories . We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For our fiscal year ended December 31, 2005, we have provided $148 for a reserve, as a result of the following method. Our reserve formula is based on 5% of the inventory value for clinics launched within 90 days of our fiscal year ended December 31, 2005.

Plan of Operations

Our main objectives for the next 12 months will be continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level of two sales people to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to hire a couple of employees to assist with our back-office administration. We expect to hire additional field support resources to support the growth in new clinics during 2006.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We also intend to add to our product and service offerings that will generate new revenue opportunities for clinics and OSMI. We expect the additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, and this discussion and analysis of our financial condition and results of operations.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We were required to adopt Statement 123(R) at the beginning of our quarter March 31, 2006. We have not determined what financial statement impact Statement 123(R) will have on us.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7. Financial Statements

The Company’s Consolidated Financial Statements and accompanying notes, together with the reports of independent certified public accountants, appear at pages F-1 through F-26, respectively, of this annual report on Form 10-KSB.

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

As we reported in our Current Report on Form 8-K/A filed with the SEC on February 8, 2006, on January 18, 2006, we dismissed Armando C. Ibarra, CPA, as our independent accountants, and on the recommendation of our Board of Directors, we engaged Michael F. Cronin, CPA, 1574 Eagle Nest Circle, Winter Springs, FL 32708, as our independent accountant to audit our financial statements beginning as of and for our fiscal year ended December 31, 2005. None of our principal accountant’s reports for the past two years contained an adverse opinion or disclaimer of opinion and we did not have any disagreements with our former accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant’s satisfaction, would have caused it to make reference to the subject matter of a disagreement in connection with its report. However, the report of Armando C. Ibarra, CPA, for the fiscal year ended December 31, 2004 contained a fourth explanatory paragraph to reflect the going concern issues occasioned by our limited financial resources and our ability to obtain adequate capital funding.

ITEM 8A. Controls And Procedures.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Treasurer (our acting principal executive officer and principal accounting and finance officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Item 8B. Other Information.

None.

PART III

ITEM 9. Directors And Executive Officers Of The Registrant

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of March 15, 2006.

Name	Age	Position
Brian Lesperance	53	President, Treasurer and Director

Robert G. Coffill, Jr.	48	Senior Vice President of Field Operations and Secretary

E.J. McLean	31	Controller

Brian Lesperance, President, Treasurer and Director. Mr. Lesperance is our President and Treasurer and sole Director. Prior to joining us, Mr. Lesperance was Senior Vice President of Operations and CFO at Endius Corporation, a company which serves the minimally invasive spine surgery market. Prior to his employment at Endius, Mr. Lesperance was Vice President of Operations Finance and Administration at Haemonetics Corporation in Braintree, MA. Haemonetics, a publicly-traded company, is a leader in collection, processing and salvage of blood. Prior to this appointment, Mr. Lesperance held various positions with Haemonetics Corporation, including sales, marketing, customer service and field service, including Director of North American Field Operations. Mr. Lesperance has held various other operations and finance positions, including Division Controller of the Metallurgical Materials Group at Texas Instruments. Mr. Lesperance holds a B.S. in Business Administration, with a major in Accounting, from Bryant College, and an M.B.A. with a major in finance from Providence College.

Robert G. Coffill, Jr., Senior Vice President of Field Operations and Secretary. Mr. Coffill serves as our Senior Vice President of Field Operations. Recently, Mr. Coffill served as Sales Manager, New England Region, for OrthoRehab, Inc., a $40 million manufacturer and distributor of continuous passive motion devices. Mr. Coffill became one of OrthoRehab’ s top salespersons in a little over one year, increasing revenue in his region by $1 million. Before OrthoRehab, Mr. Coffill formed and served as CEO of a construction staffing company in New York with sales of nearly $6 million. Previously, Mr. Coffill enjoyed a 20-year career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban, and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S from the Boston College Advanced Executive School Management Program.

E.J. McLean, Controller. Mr. McLean serves as our Controller. Prior to joining us, he worked for Benchmark Assisted Living, an assisted living development/management company. Aside from the financial management responsibilities associated with the multiple properties, Mr. McLean was also heavily involved with the reimbursement process with the various state and federal agencies. Mr. McLean has held other finance and operations positions with a regional trade association, Northeast Public Power Association and ProActive Solutions, Inc., a technology solutions provider. Mr. McLean holds a B.S. in Business Administration, with a concentration in Finance, from Nichols College.

Audit Committee

The Board of Directors of the Company consists of one member, Brian Lesperance. As a result, Brian Lesperance acts as the Company’s Audit Committee. The Company does not have an established standing audit committee or committee performing similar functions. The Company has not appointed an audit committee financial expert, as the Board of Directors was recently elected on December 31, 2005. The Company is evaluating its needs for additional members to its Board of Directors and an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Except as described below, based solely on the Company’s review of the copies of such forms received by the Company, or written representations from certain Section 16 persons that no Section 16(a) reports were required for such persons, the Company believes that during fiscal year 2005, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

The Baum Law Firm (“TBLF”), a firm in which Mark L. Baum (our former Chief Executive Officer and a former director of CMNI) is the principal, failed to file a Form 3 report in connection with its acquisition of an aggregate of 465,241 shares of our common stock, and failed to file a Form 4 report in connection with the disposition of such 465,241 shares of common stock. The Thunderbird Global Corporation, which acquired to 465,241 shares from the TBLF, failed to file a Form 3 report regarding the acquisition of such 465,241 shares and failed to file a Form 4 report regarding the December 30, 2005 disposition of shares of common stock of the Company.

Code of Ethics

On March 14, 2006, we adopted a code of ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB and we will send a paper copy of our code of ethics to any stockholder who submits a request in writing to the Company’s Secretary c/o China Media Networks International, Inc., 237 Cedar Hill Street, Marlboro, Massachusetts, 01752.

ITEM 10. Executive Compensation

Director Compensation

We currently have no non-employee directors, and do not compensate our employee directors for their service as a director.

Executive Compensation

Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage our business for the best interests of our shareholders. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, with opportunity for bonuses to reward superior performance, and an equity incentive program which we anticipate adopting in 2006.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 2003, December 2004 and December 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Restricted Stock/ Options/SARS
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)
Brian Lesperance President, Treasurer, and Director	2005	$150,000	—	—
	2004	—	—	—
	2003	—	—	—
Mark L. Baum (1) Chief Executive Officer and Chairman	2005	—	—	—
	2004	—	—	—
	2003	—	—	—
Robert G. Coffill, Jr. Senior Vice President of Field Operation and Secretary	2005	$84,000	—	—	(2)
	2004	—	—	—
	2003	—	—	—

E.J. McLean	2005	$96,000	—	—	(2)
	2004	—	—	—
	2003	—	—	—

(1)	Mark L. Baum served as our President, Chief Executive Officer and Chief Financial Officer from January 14, 2003 until December 30, 2005. Mr. Baum did not receive any compensation for serving in these roles.
(2)	In connection with the consummation of the merger on December 30, 2005 described above, we agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We intend to adopt a new option plan, and then assume the presently outstanding option agreements of OrthoSupply issued to Messrs. Coffill and McLean for 500,000 and 100,000 shares, respectively, of our common stock.

Employment Contracts

We have an employment agreement with Mr. Lesperance, pursuant to which we have agreed to pay him between $150,000 and $225,000 per year, depending upon our yearly gross revenue. Mr. Lesperance agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment agreed not to compete with our business and not to solicit our customers. Mr. Lesperance also agreed to assign to us any inventions development by him during the course of his employment. We also have entered into a Restricted Stock Purchase Agreement with Mr. Lesperance, pursuant to which we issued to Mr. Lesperance 1,322,220 shares of our common stock at an aggregate purchase price of $13,222. The shares are subject to repurchase by CMNI, which repurchase right lapses monthly over a two year period. Under these agreements, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control of CMNI.

We have an employee agreement with Mr. Coffill, pursuant to which we have agreed to pay him $84,000 per year plus a $400 month travel allowance. Mr. Coffill is also eligible to receive shares of our common stock depending upon our yearly revenue. Mr. Coffill has agreed not disclose any of our confidential information, and for a period of two years after the termination of his employment, not to compete with our business or solicit any of our customers.

We have an employment agreement with Mr. McLean, pursuant to which we have agreed to pay him between $96,000 and $130,000 per year, depending upon our yearly gross revenue. Mr. McLean agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment, not to compete with our business and not to solicit our customers. Mr. McLean also agreed to assign to us any inventions development by him during the course of his employment.

Stock Options

We do not have a stock option plan, nor any outstanding options. However, in connection with the consummation of the merger on December 30, 2005 described above, we agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We intend to adopt a new option plan, and then assume the presently outstanding option agreements of OrthoSupply issued to Messrs. Coffill and McLean for 500,000 and 100,000 shares, respectively, of our common stock.

Option/SAR Grants in the Last Fiscal Year

Individual Grants

Name	Options/SARS Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/share)	Expiration Date
Brian Lesperance	0	0	0	0
Mark L. Baum	0	0	0	0
Robert G. Coffill, Jr.	0	0	0	0
E.J. McLean	0	0	0	0

Aggregated Options/SAR Exercises in Last Fiscal Year

and FY-End Options/SAR Value

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexcerised Securities Underlying Options/SARs At FY-End		Value of Unexercised In- The-Money Options/SARs at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Lesperance	0	0	0	0	0	0
Mark L. Baum	0	0	0	0	0	0
Robert G. Coffill, Jr.	0	0	0	0	0	0
E.J. McLean	0	0	0	0	0	0

Director Compensation

Name	Number of Options Granted	Exercise Price	Date of Grant	Expiration Date
Brian Lesperance	0	0	0	0
Mark L. Baum	0	0	0	0

ITEM 11.	Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth, as of March 15, 2006, information with respect to the securities holdings of all persons which we, pursuant to filings with the SEC, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock and our outstanding Series A Preferred Stock. The following tables indicate the beneficial ownership of such individuals numerically calculated based upon 19,801,146 shares of common stock outstanding and 1,700,000 shares of our Series A Preferred Stock outstanding. Also set forth in the table is the beneficial ownership of all shares of our outstanding common stock and Series A Preferred Stock, as of such date, of all officers and directors, individually and as a group.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number		Percent (%)
Patricia Jenkins c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	11,743,219	(1)	59.3%
Brian Lesperance c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	1,802,200	(1)	9.1%
John Hallal c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	3,724,800	(2)	18.8%
Robert G. Coffill, Jr. c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0		0
E.J. McLean c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0		0
All Directors and Officers as a Group (3 persons)	1,802,200		9.1%

(1)	Based on information set forth in a Schedule 13D filed with the SEC on February 8, 2006.
(2)	Based on information set forth in a Schedule 13D filed with the SEC on February 7, 2006.

	Shares of Series A Preferred Stock Beneficially Owned
Name and Address of Owner	Number	Percent (%)
Vicis Capital Master Fund c/o Vicis Capital, LLC 126 East 56th Street, 7th Floor New York, NY 10022	1,500,000	88.2%
Brian Lesperance c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0	0%
Robert G. Coffill, Jr. c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0	0%
E.J. McLean c/o China Media Networks International, Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0	0%
All Directors and Officers as a Group (3 persons)	0	0%

ITEM 12. Certain Relationships And Related Transactions

The Baum Law Firm (“TBLF”), a firm in which Mark L. Baum (our former Chief Executive Officer and a former director of CMNI) is the principal, previously provided legal services to us. In satisfaction of all amounts payable to TBLF, we issued to TBLF an aggregate of 465,241 shares of our common stock. TBLF sold these shares to Thunderbird Global Corporation, a selling shareholder. In connection with the transaction contemplated by the merger transaction described above, on December 30, 2005 we repurchased all of these shares from Thunderbird Global Corporation for $500,000 in cash, 600,000 shares of our common stock and a warrant to purchase 600,000 shares of our common stock. Thunderbird Global Corporation subsequently transferred 150,000 of these shares and a warrant to purchase 150,000 shares of our common stock to Firle Trading S.A., a selling shareholder.

In addition, TBLF also served as special counsel to OrthoSupply. Under a termination and separation agreement, OrthoSupply and TBLF agreed to terminate this engagement and, in satisfaction of all obligations owing to TBLF, OrthoSupply paid TBLF an aggregate of $30,000 in cash, and CMNI issued an aggregate of 60,000 shares of our common stock to TBLF.

We have entered into an Independent Contract Agreement with Network Blue, Inc., an entity controlled by John Hallal, one of our principal stockholders. Pursuant to this agreement, Network Blue, Inc. identifies and evaluates potential strategic acquisitions for us, and we pay Network Blue, Inc. a monthly fee of $6,000. Upon the completion of any financing transaction or acquisition for which Network Blue, Inc. provides services to us, we will pay Network Blue, Inc. a separate fee. Network Blue, Inc. agreed not to disclose any of our confidential information, and for a period of one year after the termination of the agreement agreed not to compete with our business and not to solicit our customers.

Patricia Jenkins, one of our principal stockholders, provides administrative services to Mr. Coffill, our Senior Vice President of Field Operations, and receives as remuneration approximately $500.00 per month and partial payment of health and dental benefits. No formal contract exists between Ms. Jenkins and us with respect to the provision of these services.

On December 1, 2005, we entered into a Restricted Stock Purchase Agreement with Brian Lesperance, our President and Treasurer and Director. Pursuant to the agreement, we issued to Mr. Lesperance 1,322,220 shares of our common stock for a purchase price of $13,222. The shares are subject to repurchase by CMNI, which repurchase right lapses monthly over a two year period. Under this agreement and Mr. Lesperance’s employment agreement, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control of CMNI.

ITEM 13. Exhibits

The following exhibits are included as part of this annual report of Form 10-KSB.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.6	Certificate of Designations (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.7	By-Laws (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.1	Employment Agreement dated as of September 12, 2005, by and between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.2	Employment Agreement dated as of April 18, 2005, by and between OrthoSupply Management, LLC and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.3	Employment Agreement dated as of December 12, 2005, by and between OrthoSupply Management, Inc. and E.J. McLean (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.4	Restricted Stock Purchase Agreement dated December 1, 2005 between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.5	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.6	Investor Rights Agreement dated as of December 30, 2005, by and among the Registrant, Patricia Jenkins, John Hallal, Brian Lesperance, Robert Coffill, Vicis Capital Master Fund, Midtown Partners & Co., LLC, Nite Capital L.P. and the Mayflower Group (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.7	Independent Contractor Agreement, effective as of February 1, 2006, between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
14.1	Code of Ethics (filed herewith)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

23.1	Consent of Armando C. Ibarra, CPA (filed herewith)

23.2	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table sets forth information regarding aggregate fees paid to our independent auditors for the fiscal years ended December 31, 2005 and 2004, respectively:

	2004		2005
Audit Fees	$10,000	(1)	$28,000	(2)
Audit Related Fees	0		0
Tax Fees	0	(3)	0
All Other Fees	0		0
Total:	$10,000		$28,000

(1)	Based upon information provided by CMNI in the annual report on Form 10-KSB/A filed on March 15, 2005 with the SEC, which stated that it billed approximately USD $20,000 collectively in the fiscal years 2003 and 2004 for professional services by its independent auditors in connection with the review of its quarterly reports and annual report. We have estimated that one-half of those fees, or USD $10,000, were billed in fiscal year 2004.
(2)	Principally includes the annual audit, quarterly reviews, fees related to the merger consummated on December 30, 2005, fees related to assistance with SEC registration requirements and fees related to the attestation of management’s report on the effectiveness of internal control over financial reporting.
(3)	Based upon information provided by CMNI in the annual report on Form 10-KSB/A filed on March 15, 2005, which stated that there were no fees billed by a CPA in fiscal years 2003 and 2004 for tax planning or tax advice.

“Audit Related Fees” are for assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of the OrthoSupply financial statements. Of the services described in the preceding table, such services rendered to OrthoSupply were approved by the Board of Directors, which acts as the Company’s Audit Committee. The services rendered to CMNI were approved by the then acting Board of Directors, which also functioned as the Company’s Audit Committee. The Board of Directors has considered whether the provision of such services, including non-audit services, by Michael Cronin is compatible with maintaining Michael Cronin’s independence and has concluded that it is.

To ensure compliance with the SEC’s rules regarding auditor independence, any services to be provided by the Company’s independent auditor must be pre-approved by the Company’s Board of Directors, which acts as the Company’s Audit Committee. The Board of Directors reviews and pre-approves on an annual basis various types of services that may be performed by the independent auditor within specified budget limitations and without specific approval of each engagement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 23rd day of March, 2006.

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

By:	/s/ Brian Lesperance
Brian Lesperance
President and Treasurer
(principal executive officer and principal accounting and finance officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated below on the 23rd day of March, 2006.

Signature	Title(s)

/s/ Brian Lesperance Brian Lesperance	President, Treasurer and Director (principal executive officer and principal accounting and finance officer)

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

China Media Networks International, Inc.

Andover, Massachusetts

I have audited the accompanying consolidated balance sheet of China Media Networks International, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of China Media Networks International, Inc. as of December 31, 2004 were audited by other auditors whose report thereon, dated March 11, 2005 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Media Networks International, Inc. as of December 31, 2005 and the results of its operations, its cash flows and changes in stockholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s losses have resulted in an accumulated deficit of $778,474 as of December 31, 2005, and operating activities consumed $657,754 in cash. These conditions raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 27, 2006

/s/ Michael F. Cronin
Michael F. Cronin Certified Public Accountant

China Media Networks International, Inc.

(a development stage company)

Consolidated Balance Sheet

December 31,

	2005	2004
Assets

Current Assets
Cash & cash equivalents	$699,740	$0
Accounts receivable, net	126,356	0
Inventory	109,037	0
Prepaid expenses	27,519	0
Due from affiliated entities	0	0

Total current assets	962,652	0

Property & equipment (net)	102,656	0
Goodwill	0	0
Amortizable intangible assets, net	0	0
Other	0	0

Total assets	$1,065,308	$0

Liabilities & Members’ Equity

Current Liabilities:
Accounts payable	$317,991	$31,759
Accrued expenses	32,600	0
Demand notes	0	57,500
Advances from related parties	0	29,625
Convertible notes payable	25,000	25,000

Total current liabilities	375,590	143,884

Convertible note payable	0	0

Members’ Equity:
Preferred stock-10,000,000 authorized $0.001 par value
1,700,000 Series “A” issued and outstanding	1,700,000	0
Common stock-100,000,000 authorized $0.0001 par value
19,741,146 issued & outstanding (54,768 in 2004)	1,974	5
Additional paid in capital	(233,783)	21,107,086
Treasury stock (at cost)	0	0
Accumulated Deficit	(778,474)	(21,250,975)

Total Stockholders’ Deficiency	689,717	(143,884)

Total Liabilities & Equity	$1,065,308	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

China Media Networks International, Inc.

(a development stage company)

Consolidated Statement of Operations

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Revenue:
Sales of medical supplies	$406,920	$0
Service revenues	52,681	0

Total revenue	$459,601	$0

Cost of Sales:
Cost of tangible goods sold	300,368	0
Cost of services	53,901	0

Costs Applicable to Sales & Revenue	354,269	0

Gross Profit	105,332	0
% of Revenue	22.9%	n/a

Selling, General & Administrative Expenses	886,601	76,005

Total Operating Expenses	886,601	76,005

(Loss) Before Other Income	(781,269)	(76,005)

Other Income (Expense)
Interest Income	2,795	0
Interest (expense), net	0	(225)

(Loss) Before Income Taxes	(778,474)	(76,230)

Income Taxes	0	0

Net Loss available to common shareholders	$(778,474)	$(76,230)

Basic and Diluted Net Loss Per Common Share	$(1.55)	$(1.39)

Weighted Average Common Shares Outstanding (Basic)	503,142	54,739

See Summary of Significant Accounting Policies and Notes to Financial Statements.

China Media Networks International, Inc.

(a development stage company)

Consolidated Statement of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$(778,474)	$(76,230)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	12,028
Depreciation, Amortization & Bad Debts	33,042	0
Stock issued for services	0	42,750
Changes in Operating Assets & Liabilities
Accounts receivable	(138,384)	0
Inventory	(109,037)	0
Prepaid expenses	(27,519)	0
Accounts payable	317,991	8,855
Accrued expenses	32,600	(5,000)

Net cash used by operating activities	(657,754)	(29,625)

Cash Flows from Investing Activities:
Purchase of Equipment	(95,608)	0
Investment in affiliated joint venture	0	0

Net cash used by investing activities	(95,608)	0

Cash Flows from Financing Activities:
Proceeds from preferred offering	1,610,000	0
Proceeds from issuance of common stock	553,636	0
Purchase of treasury stock	(500,000)	0
Payment of offering costs	(195,445)	0
Borrowings from related parties	2,510	29,625
Payment of related party debt	(17,600)	0

Net cash used by financing activities	1,453,101	29,625

Net Change In Cash	699,740	0
Cash-Beginning	0	0

Cash-Ending	$699,740	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Supplemental disclosure of non-cash transactions:
Value of common stock issued for services	$0	$42,750
Value of common stock issued to settle accrued expenses	0	182,987
Value of preferred shares issued to pay offering costs	90,000	0
Equipment acquired through related party debt	15,090	0

China Media Networks International, Inc.

(a development stage company)

Consolidated Statement of Stockholders’ Equity

	Preferred		Common
	Shares	Stated Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit
Balance at December 31, 2002			54,686	$5	18,970,891	$(21,055,678)
Shares issued for services			12	0	11,494
Shares issued to pay debt			13	0	1,898,964
Net Income						(119,067)
Balance at December 31, 2003			54,710	5	20,881,349	(21,174,745)
Shares issued for services			7	0	42,750
Shares issued to pay debt			51	0	182,987
Net Income						(76,230)
Balance at December 31, 2004			54,768	5	21,107,086	(21,250,975)
Preferred Series “A” issued for cash	1,700,000	1,700,000			(285,445)
Settlement of related party debt & recapitalization			455,000	461	29,580
Effect of reverse merger			19,696,619	1,970	(20,585,050)	21,250,975
Purchase and retirement of treasury stock			(465,241)	(47)	(499,953)
Net Loss						(778,474)
Balance at December 31, 2005	1,700,000	$1,700,000	19,741,146	$1,974	$(233,783)	$(778,474)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

CHINA MEDIA NETWORKS, INTERNATIONAL, INC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

December 31, 2005

Basis of Presentation: The consolidated financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and of developing our sales infrastructure and organizing the corporate structure. We have commenced limited revenue producing activities with several customers in order to fully develop our systems and procedures.

On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum. For financial reporting purposes, OrthoSupply was treated as the acquiring company and the transaction accounted for as a reverse merger. OrthoSupply had substantially more assets (CMNI had virtually no assets or operating revenue). The financial statements contained herein are those of OrthoSupply carried forward at historical cost. The consolidated financial statements for the year ended December 31, 2005 include OrthoSupply’s results of operations and cash flows for the period from February 1, 2005 to December 31, 2005 and are describes a that of “successor” The consolidated financial statements for the year ended December 31, 2004 include our reported results of operations and cash flows for the entire fiscal year and are described as “predecessor”.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2005.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. CMNI has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of customers and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $12,028 is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. A summary of concentrations in sales and accounts receivable as of and for the period ended December 31, 2005 is as follows:

	Customer
	A	B	C
Accounts Receivable	37.4%	19.5%	39.4%
Sales	65.4%	9.2%	10.9%

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

We amortize the costs of other intangibles, if applicable, (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Revenue Recognition: Our principal sources of revenues are from the sale of medical supplies and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance and usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

These policies require management, at the time of the transaction, to assess whether the amounts due are fixed or determinable, collection is reasonably assured, and no future performance obligations exist. These assessments are based on the terms of the agreement with the customer, past history and creditworthiness of the customer. If management determines that collection is not reasonably assured or future performance obligations exist, revenue recognition is deferred until these conditions are satisfied.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Advertising Costs: We expense advertising costs as incurred. Advertising expense was approximately $2,500 for the period ended December 31, 2005.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.” In computing fair value we used the following assumptions:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2005	4.3%	0.0%	50.0%	60 mos.
2004	6.5%	0.0%	50.0%	12 mos.

We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

We have also granted restricted common stock awards to certain employees and officers with a purchase price of $0.01 per share. Our restricted common stock awards generally vest over a four-year period from the date of grant based on continued service. We record to deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2005		2004
		per share		per share
Fair value and per share summary:

Net loss as reported	(778,474)	$(1.547)	(76,230)	$(1.39)
Intrinsic value of employee options	0	$0.000	0
Fair value of options	(2,380)	$(0.005)	(75,000)	$(1.37)
Proforma loss	(780,854)	$(1.552)	(151,230)	$(2.76)

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

On January 18, 2005, and again on March 2, 2005, our Board of Directors approved the equivalent of a 1 for 5,000 reverse stock split. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2002.

If we had generated earnings during the year ended December 31, 2005, we would have added 570,813 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The weighted average includes the impact of 600,000 shares of non-vested “in the money” restricted common stock awards and 2,266,667 shares issuable upon the conversion of our preferred stock.

There were no such warrants or options that would have been required to be added to the weighted shares in 2004.

The impact of warrants to purchase 4,748,001 shares of common stock were not included in the computation of diluted net income per share at December 31, 2005 because the exercise price of these warrants was greater than the average market price of a share of common stock during 2005 and the inclusion of such options would have been antidilutive.

Recent Accounting Pronouncements:

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs—an amendment of ARB No.43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

CHINA MEDIA NETWORKS, INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

1. Organization and Operations

Since January 14, 2003 and prior to consummation of the merger in 2005, we had no existing operations.

Reverse Merger: On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and our wholly-owned subsidiary. The equityholders of OrthoSupply exchanged their OrthoSupply securities on a “1 for 1” basis for substantially identical securities of CMNI and, accordingly, became equityholders of CMNI. Immediately after the closing, the shareholders of Ortho Supply owned approximately 99% of the outstanding shares of our common stock.

OrthoSupply is our operating company. Its business started in October 2004, under the name American Orthodics, LLC. In January 2005, it changed its name to OrthoSupply Management, LLC and began to market and sell its turnkey program.

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment, of DME, directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

2. Property and Equipment

A summary of property & equipment is as follows:

	Estimated Useful Life	2005
Office Equipment	3 years	$16,548
Furniture	5 years	21,580
Computer Equipment	3 years	72,569
Less Accumulated Depreciation		(8,041)

Net		102,656

Depreciation Expense		$8,041

3. Commitments and Contingencies

Facilities: All of our operations are conducted at our corporate offices located at our Marlborough, MA location. We lease this facility under an agreement commencing on March 1, 2006 and expiring on February 28, 2009 that requires a monthly installment of $3,580.63. Prior to entering this agreement, our operations were conducted at our Andover, MA location. We rented this facility under month to month agreement with an affiliated entity arranged through a related party that requires a minimum monthly rental of $1,000. Rental expense under that arrangement was $ 2,000.

Employment Agreements: We employ certain key personnel under “at will” employment agreements that may be terminated by either party at will with proper notification. Current obligations over the next twelve months under these agreements collectively total approximately $330,000. We have also entered into consulting agreements. These obligations are effective over the next twelve months and total approximately $36,000. Future commitments are summarized as follows:

	Classification
	Office Leases	Employment Agreements	Consulting Agreements
Incurred in 2005	$2,000	$108,967	$0
Commitments in 2006	35,806	330,000	36,000
2007	42,968
2008	42,968
2009	7,161
2010	0
Thereafter

Total	$128,903	$330,000	$36,000

4. Income Taxes

The Company has approximately $ 22 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2005	2004
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	255,332	100,000
State	39,525	25,000
Total deferred	294,857	125,000
Less increase in allowance	(294,857)	(125,000)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2005	2004
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$8,218,550	$7,928,180
Deferred tax asset arising from allowance for doubtful accounts	4,486	0
Total	8,223,037	7,928,180
Less valuation allowance	(8,223,037)	(7,928,180)
Net deferred	$0	$0
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(8,218,550)	(7,928,180)
Deferred tax asset (liability) arising from amortization of intangible assets	0	0
Deferred tax asset arising from warrants issued for services	0	0
Deferred tax asset arising from accrued compensation	(4,486)	0
Total	(8,223,037)	(7,928,180)
Net Deferred Income Taxes	$0	$0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

5. Long Term Debt

We currently have one outstanding note obligation that carries a face value of $ 25,000. The note matured in July, 2000 and remains unpaid. The note was discounted 10% upon origination in lieu of any ongoing interest provision.

6. Stockholders’ Equity

Description of Securities

Common Stock: Our articles of incorporation authorize the issuance of 100,000,000 shares of $0.0001 par value common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Holders of common stock are entitled to receive dividends when, as and if declared by our board out of funds legally available. In the event of our liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of the common stock have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Reverse Stock Split and Recapitalization: On January 18, 2005, and again on March 2, 2005, our Board of Directors approved the equivalent of a 1 for 5,000 reverse stock split. We did not issue scrip or purchase fractional shares. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole number. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2002.

Preferred Stock: Our articles of incorporation authorize the issuance of 10,000,000 shares of a blank check preferred stock. Our Board of Directors has the power to establish the designation, rights and preferences of any preferred stock we issue in the future. Accordingly, our Board of Directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

The Series A Preferred Stock has the following rights and privileges:

Dividends at a 10% per annum rate, payable (in cash or shares of common stock) upon the occurrence of the earlier of a liquidation, conversion or redemption, which dividends are in priority to any dividends payable on other classes of our capital stock;

A liquidation preference of $1.00 per share (subject to equitable adjustment) plus accrued and unpaid dividends, which preference is in priority to any liquidation preference on other classes of our capital stock;

Conversion rights pursuant to which any holder of shares of Series A Preferred Stock, at such holder’s option, may elect to convert such holder’s shares into a number of shares of common stock as is equal to the sum of $1.00 (subject to equitable adjustment) plus accrued and unpaid dividends divided by $0.75 (subject to full-ratchet anti-dilution adjustment), provided that the number of shares of common stock which any such holder may beneficially own upon conversion of shares of Series A Preferred Stock shall not exceed four and 99/100 percent (4.99%) of the issued and outstanding shares of common stock;

Redemption rights pursuant to which the holders of a majority of the issued and outstanding shares of Series A Preferred Stock may elect, upon a change in control of CMNI, to cause CMNI to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to (A) $1.00 (subject to equitable adjustment) plus (B) all accrued and unpaid and declared and unpaid dividends (payable in full within twenty (20) days of receipt of a redemption request);

Special voting rights pursuant to which CMNI may not take the following actions without the written consent or affirmative vote of the holders of at least fifty percent (50%) of the outstanding “stated value” of the Series A Preferred Stock, voting as a separate class: (A) liquidating, dissolving, winding-up, or effectuating any merger, reorganization, reclassification or recapitalization, (B)

purchasing, redeeming or paying or declaring any dividend or making any distribution on any shares of capital stock of the Company other than the Series A Preferred Stock as permitted under our Articles of Incorporation or (C) altering or changing the voting or other powers, preferences or other rights, privileges or restrictions of the Series A Preferred Stock;

Recent Sales of Unregistered Securities

We had an amount due to a principal shareholder of $29,625 as of December 31, 2004. On January 21, 2005 we issued 16,000 shares (4,000,000 pre reverse stock split) of common stock to satisfy the amount due to the shareholder.

Business Combination Transaction and Reverse Merger

On December 30, 2005, we acquired 100% of OrthoSupply Management, Inc. in a business combination that was structured as a reverse merger of our then wholly-owned subsidiary CMNW Acquisition Corporation with and into OrthoSupply. In connection with the merger and the transactions contemplated thereby, we issued 19,696,619 shares of common stock and 5,777,335 common stock purchase warrants to the former principal owners of OrthoSupply and others.

Immediately after the closing, the shareholders of OrthoSupply owned approximately 99% of our outstanding shares of common stock.

OrthoSupply Preferred Stock Financing

On November 15, 2005 and December 30, 2005, OrthoSupply consummated an equity financing pursuant to which it sold and issued an aggregate 1,700,000 shares of its Series A Preferred Stock, at a per share purchase price of $1.00, and warrants to purchase an aggregate 5,177,335 shares of its common stock, at a per share exercise price of $0.75, $1.25 or $1.75, as the case may be (subject to adjustment as provided in the warrants).

Summary of Warrant Activity

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Shares outstanding January 1	0	$0.00	0
Granted during year	*6,377,335	$1.31	0	$0.00
Exercised	0	$0.00	0
Lapsed	0	$0.00	0

Outstanding at December 31	6,377,335	$1.31	0	$0.00

Weighted average months remaining		78.6		0.0

The following table summarizes the status of our aggregate warrants as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price
$ .01-$ .74	*600,000	$0.01	51.6	600,000	$0.01
$ .75-$ 1.75	5,777,335	$1.45	81.4	5,777,335	$1.45

Total Shares	6,377,335			6,377,335

*	Includes options to purchase an aggregate 600,000 shares of common stock granted in OrthoSupply to be converted to substantially equivalent options in CMNI upon approval of an equity compensation plan by the Board of Directors and shareholders of CMNI.

8. Management’s Plan

Our main objectives for the next 12 months will be continuing our ability to finance our business and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level 2 sales people to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to hire a couple of employees to assist with our back-office administration. We expect to hire additional field support resources to support the growth in new clinics during 2006.

We do not anticipate devoting our resources to research and development in fiscal year 2006. We also intend to add to our product and service offerings that will generate new revenue opportunities for clinics and OrthoSupply, our operating company. We expect the additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaphor Corp., as of December 31, 2004, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ ARMANDO C. IBARRA, CPA
ARMANDO C. IBARRA, CPA
March 11, 2005
Chula Vista, Ca. 91910

CHINA MEDIA NETWORKS INTERNATIONAL, INC

(Formerly Metaphor Corp. and ABCI Holdings, Inc.)

Balance Sheet

Year Ended December 31, 2004

Current Assets
Cash	$—
Total Current Assets	—
Other Assets
Organization costs	—
Total Other Assets	—
TOTAL ASSETS	$—
Current Liabilities
Accounts payable	$31,759
Accrued liabilities	—
Demand notes	57,500
Convertible debentures	25,000
Loan payable—(a related party)	29,625
Total Current Liabilities	143,884
TOTAL LIABILITIES	$143,884
Stockholders’ Equity (Deficit)
Preferred stock, ($.001 par value, 10,000,000 shares authorized; none issued and outstanding.)
Common stock, ($.0001 par value, 100,000,000 shares authorized; 499,894 and 208,460 shares issued and outstanding as of December 31, 2004 and 2003, respectively)	50
Additional paid-in capital	21,107,041
Deficit accumulated during development stage	(21,250,975)
Total Stockholders’ Equity (Deficit)	(143,884)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	—

Financial Statements should be read in conjunction with the Notes to the Financial Statements

CHINA MEDIA NETWORKS INTERNATIONAL, INC

(Formerly Metaphor Corp. and ABCI Holdings, Inc.)

Statements of Operations

Year Ended December 31, 2004

Revenues	$—
Total Revenues	—
Operating Expenses
General & Administrative Expenses	29,203
Professional consulting	56,000
Office occupancy and supplies
Total General & Administrative Expenses	85,203
Other Income & (Expenses)
Other expense	—
Interest expense	(225)
Gain on extinguishment of debt	9,198
Total Other Income & (Expenses)	8,973.00
Net Income (Loss)	$(76,230)
Basic earnings (loss) per share	$(0.19)
Weighted average number of common shares outstanding	405,415

Financial Statements should be read in conjunction with the Notes to the Financial Statements

CHINA MEDIA NETWORKS INTERNATIONAL, INC

(Formerly Metaphor Corp. and ABCI Holdings, Inc.)

Statement of Changes in Stockholders’ Equity (Deficit)

From December 31, 2001 through December 31, 2004

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Balance at December 31, 2001	37,592	4	$14,835,837	$(18,560,647)	(3,724,806)
Issuance of stock options			75,000		75,000
Stock adjustment	425		(6)		(6)
Stock issuance for debt	11,085	1	1,439,346		1,439,347
Stock issued for expenses	38,555	4	2,620,704		2,620,708
Net loss, December 31, 2002				(2,495,031)	(2,495,031)
Balance, December 31, 2002	87,658	9	18,970,881	(21,055,678)	(2,084,788)
Stock issued for debt	63,197	6	1,898,958		1,898,964
Stock issued for expenses	57,500	6	11,494		11,500
Net loss, December 31, 2003				(119,067)	(119,067)
Balance, December 31, 2003	208,354	21	20,881,333	(21,174,745)	(293,391)
Stock issued on April 29, 2004 for services valued at $0.01 per share	21,250	2	31,498		31,500
Stock issued on April 29, 2004 for services valued at $0.01	14,250	1	11,249		11,250
Stock issued on April 29, 2004 for debt settlement	256,040	26	182,961		182,987
Net loss, December 31, 2004				(76,230)	(76,230)
Balance, December 31, 2004	499,894	$50	$21,107,041	$(21,250,975)	$(143,884)

Financial Statements should be read in conjunction with the Notes to the Financial Statements

CHINA MEDIA NETWORKS INTERNATIONAL, INC

(Formerly Metaphor Corp. and ABCI Holdings, Inc.)

Statements of Cash Flows

Year Ended December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76,230)
Liquidation of payroll taxes	—
Debt relief	182,987
Issuance of stock for services	42,750
Issuance of stock for interest
Increase/(decrease) in accrued liabilities	(187,987)
Increase/(decrease) in accounts payable	8,856
Net cash provided by (used in) operating activities	(29,625)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	—
Change in loans payable	29,625
Net cash provided by (used in) financing activities	29,625
Net increase (decrease) in cash	—
Cash at beginning of year	—
Cash at end of year	$—
SUPPLEMENTAL DISCLOSURES
Interest paid	$—
Income taxes paid	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS
Stock issued for debt	$51,207,944
Stock issued for services	$7,100,000
Stock issued for interest	$—

Financial Statements should be read in conjunction with the Notes to the Financial Statements

CHINA MEDIA NETWORKS INTERNATIONAL, INC

(Formerly Metaphor Corp. and ABCI Holdings, Inc.)

Notes to Financial Statements

NOTE 1. ORGANIZATION AND OPERATIONS

Organization

Metaphor Corp. (“Company”), formerly known as ABCI Holding, Inc., was incorporated in the State of Nevada. As of January 1, 2003 the company has limited operations.

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

Operations

During 2002 and prior, the Company planned to manufacture and distribute skateboards, wakeboards, snowboards, related clothing and accessories primarily to specialty retail outlets in the United States and in 13 foreign countries. The Company manufactured and/or assembled its products from components acquired from suppliers in North America. Products were marketed with the Company’s own trade names, such as, “Thruster,” “Revelation,” “Human,” “Republic,” and “Enemy.”

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

f. Segment and Geographic Information

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131 on “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS 131 requires enterprises to report financial and descriptive information about reporting operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

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

h. Accounting for Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, prescribes a fair value method of accounting for stock based compensation plans and for transactions in which stock options or other equity instruments are exchanged for goods or services. Accordingly, the fair value of the equity instruments is used to account for the payment of services rendered. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Thomas Carter, former Chairman and CEO was given an option to purchase 2,500,000 shares of the Company’s Common Stock at $0.05 per share, all of which were exercisable in the year of issuance. Utilizing the Black Schools model which considers the one year term, the $0.12 market price at the time of issuance and an interest rate of 6.48%, it was determined that a compensation expense of $75,000 was to be recorded.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 will not have a material affect on the Company’s results of operations or financial position.

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

NOTE 4. INCOME TAXES

As of December 31, 2004

Deferred tax assets:
Net operating tax carryforwards	$7,439,311
Other	-0-
Gross deferred tax assets	7,439,311
Valuation allowance	(7,439,311)
Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

Net Operating Losses prior to 2002	$(18,560,647)
2002 Net Operating Income	(2,495,031)
2003 Net Operating Loss	(119,067)
2004 Net Operating Loss	(80,428)

Net Operating Loss	$(21,255,173)

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

Legal Services

The Baum Law Firm (“TBLF”) has been engaged to consult for the Company. As of December 31, 2004, TBLF had spent approximately 750 hours of billable time (at US $275.00 per hour) engaging in efforts to liquidate assets of the Company, and to settle lawsuits and various Company obligations. On April 29, 2004, January 21, 2005, and March 1, 2005, TBLF converted its obligations into common shares of the Company.

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

2. On March 2, 2005, the Registrant’s financial exposure and obligations related to a $25,000 Demand Note Payable became barred by the California statute of limitations.

3. In March of 2005, TBLF loaned the Company $5,000 in order to settle an account payable to Wong Johnson & Associates, the Company’s former auditors. This obligation to TBLF was part of the debt settlement referred to above in item 1 of this Note 12.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.6	Certificate of Designations (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.7	By-Laws (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.1	Employment Agreement dated as of December 12, 2005, by and between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.2	Employment Agreement dated as of April 18, 2005, by and between OrthoSupply Management, LLC and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.3	Employment Agreement dated as of September 12, 2005, by and between OrthoSupply Management, Inc. and E.J. McLean (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.4	Restricted Stock Purchase Agreement dated December 1, 2005 between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.5	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.6	Investor Rights Agreement dated as of December 30, 2005, by and among the Registrant, Patricia Jenkins, John Hallal, Brian Lesperance, Robert Coffill, Vicis Capital Master Fund, Midtown Partners & Co., LLC, Nite Capital L.P. and the Mayflower Group (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.7	Independent Contractor Agreement, effective as of February 1, 2006, between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

14.1	Code of Ethics (filed herewith)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

23.1	Consent of Armando C. Ibarra, CPA (filed herewith)

23.2	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)