Form 10QSB
period 2006-04-01
CHINA MEDIA NETWORKS INTERNATIONAL INC.
filed 2006-05-15
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 000-13858

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	86-0214815
(State of Incorporation)	(I.R.S. Employer Identification No.)

237 Cedar Hill Street, Marlborough, MA	01752
(Address of principal executive offices)	(Zip Code)

(508) 597-6300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2006, there were 22,141,148 shares of the Company’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❑    No ☒

Explanatory Notes

Unless the context otherwise requires, in this quarterly report on Form 10-QSB the term “CMNI” refers China Media Networks International, Inc. and the term “OrthoSupply” refers to CMNI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to CMNI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

Note on Forward-Looking Information

Except for historical facts, the statements in this quarterly report on Form 10-QSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business” in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 and the other documents that we file with the SEC. You can read these documents at www.sec.gov

PART I FINANCIAL INFORMATION

China Media Networks International, Inc.

(a development stage company)

Consolidated Balance Sheet (unaudited)

April 1, 2006

As of April 1, 2006
Assets
Current Assets
Cash & cash equivalents	$176,841
Accounts receivable, net	151,790
Inventory	140,296
Prepaid expenses	34,388
Total current assets	503,315
Property & equipment (net)	96,177
Total assets	$599,492
Liabilities & Members’ Equity
Current Liabilities:
Accounts payable	$143,022
Accrued expenses	175,647
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000
Total current liabilities	343,669
Members’ Equity:
Preferred stock-10,000,000 authorized $0.001 par value 1,700,000 Series “A” issued and outstanding	1,700,000
Common stock-100,000,000 authorized $0.0001 par value 19,801,148 issued & outstanding (19,741,146 as of December 31, 2005)	1,980
Additional paid in capital	(218,789)
Accumulated Deficit	(1,227,368)
Total Stockholders’ Deficiency	255,823
Total Liabilities & Equity	$599,492

See Notes to Interim Financial Statements.

China Media Networks International, Inc.

(a development stage company)

Consolidated Statement of Operations from January 1, 2006 to April 1, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Three Months Ended April 1, 2006	Three Months Ended March 31, 2005
Revenue:
Sales	$153,663	$0

Total revenue	$153,663	$0

Cost of Sales:
Cost of goods & services	109,923	0

Costs Applicable to Sales & Revenue	109,923	0

Gross Profit	43,740	0
	28.5%	n/a
Selling, General & Administrative Expenses	493,975	0

Total Operating Expenses	493,975	0

(Loss) Before Other Income	(450,235)	0
Other Income (Expense)
Interest Income	2,009	0
Other Income	0	30,000

Interest (expense), net	0	0

(Loss) Before Income Taxes	(448,226)	30,000

Income Taxes	669	0

Net Loss available to common shareholders	($448,895)	30,000

Basic and Diluted Net Loss Per Common Share	($0.02)	$0.06

Weighted Average Common Shares Outstanding (Basic)	19,766,201	509,273

See Notes to Interim Financial Statements.

China Media Networks International, Inc.

(a development stage company)

Consolidated Statement of Cash Flows from January 1, 2006 to April 1, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Three Months Ended April 1, 2006	Three Months Ended March 31, 2005
Cash Flows from Operating Activities:
Net Income	($448,895)	$30,000
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	29,702	0
Depreciation, Amortization & Bad Debts	8,800	0
Stock issued for services	15,000	0
Changes in Operating Assets & Liabilities
Accounts receivable	(55,136)	0
Inventory	(31,258)	0
Prepaid expenses	(6,869)	0
Accounts payable	(174,969)	0
Accrued expenses	143,047	(34,625)
Loan payable		29,625

Convertible notes payable		(25,000)

Net cash used by operating activities	(520,578)	0

Cash Flows from Investing Activities:
Purchase of Equipment	(2,321)	0

Net cash used by investing activities	(2,321)	0

Cash Flows from Financing Activities:
Proceeds from preferred offering	0	0
Proceeds from issuance of common stock	0	0
Purchase of treasury stock	0	0
Payment of offering costs	0	0
Borrowings from related parties	0	0
Payment of related party debt	0	0

Net cash used by financing activities	0	0

Net Change In Cash	(522,899)	0
Cash-Beginning	699,740	0

Cash-Ending	$176,841	$0

See Notes to Interim Financial Statements.

Supplemental disclosure of non-cash transactions:

Value of common stock issued for services

Value of common stock issued to settle accrued expenses

Value of preferred shares issued to pay offering costs

Equipment acquired through related party debt

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIALS STATEMENTS

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended April 1, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

3.	New Accounting Standards

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

4.	Stockholders’ Equity

Recent Sales of Unregistered Securities

On February 22, 2006, the Company terminated its agreement with The Baum Law Firm as special counsel for the company. As part of the termination and release agreement, we agreed to pay The Baum Law Firm an aggregate sum of $30,000 and 60,000 shares of common stock of CMNI valued at $ 15,000.

5.	Stock-Based Compensation-Adoption of SFAS 123R

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended April 1, 2006, the Company’s compensation expense related to stock option grants was considered immaterial. The Company did not grant any options during the three months ended April 1, 2006.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

As of April 1, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended April 1, 2006 was $0 (none during the three-month period ended March 31, 2005).

The following tables summarizes the status of the Company’s aggregate options and warrants as of April 1, 2006:

	Options and Warrants Outstanding				Options and Warrants Exercisable
Range of exercise prices	Shares		weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price
$ .01-$ .74	600,000	*	$0.01	48.6	600,000	$0.01
$ .75-$ 1.75	5,777,335		$1.45	78.4	5,777,335	$1.45

Total Shares	6,377,335				6,377,335

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and warrants outstanding at December 31, 2005	6,377,335	*	$1.31
Granted	—		—
Exercised	—		—
Forfeited	—		—

Options and warrants outstanding at April 1, 2006	6,377,355		$1.31	75.75	none

Options and warrants exercisable at April 1, 2006	6,377,355		$1.31	75.75	none

*	Includes options to purchase an aggregate 600,000 shares of common stock of OrthoSupply to be converted to substantially equivalent options in CMNI upon approval of an equity compensation plan by the Board of Directors and shareholders of CMNI.

6.	Management’s Plan

Our main objectives for the next 12 months are continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level, 2 sales people, to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to hire a couple of employees to assist with our back-office administration. We expect to hire additional field support resources to support the growth in new clinics during 2006.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

7.	Subsequent Events

On April 13, 2006, the Company entered into an Exchange Agreement with certain of the Company’s existing shareholders, whereby such shareholders assigned, exchanged and converted their right, title and interest, if any, to shares of the Company’s Series A Preferred Stock and, in exchange therefor and upon such conversion, the Company issued such shareholders shares of the Company’s common stock. As a result, there are no shares of the Company’s Series A Preferred Stock presently outstanding.

On May 3, 2006, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, one of its existing shareholders. Pursuant to the Securities Purchase Agreement, the Company sold to Vicis Capital Master Fund a convertible note in the original principal amount of $300,000 and 300,000 shares of the Company’s common stock, in exchange for $300,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

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

Results of Operations

We operate our business on a calendar year basis, with our fiscal year always ending on the Saturday closest to December 31 and each quarter ending on the 13th calendar week.

Net Revenue. For the first three months ended April 1, 2006, we had revenues of $153,663. Due to the designed billing contracts an additional $12,000 in revenue was recorded in the first quarter. In accordance with the contracts in place with the initial group of clinics, after 90 days the clinic is responsible to purchase the inventory on-hand as well as any goods delivered going forward on a monthly basis. This inventory ownership billing resulted in the additional $12,000 in revenue for the first quarter. As a result of amendments to our existing contracts, $29,000 of revenue was not recorded in the first quarter. CMNI did not have any operating revenue in the comparable quarter in 2005. OrthoSupply, CMNI’s wholly owned subsidiary, had revenues of $20,854 for the comparable quarter in 2005.

Cost of Sales. Cost of sales as a percentage of net sales for the first three months ended April 1, 2006 were 72% of revenue. This percentage represents the costs associated with the medical supplies and services we supply to our clients. CMNI did not have any costs of sales in the comparable quarter in 2005. OrthoSupply, CMNI’s wholly owned subsidiary, had costs of sales equal to 155% of revenue for the comparable quarter in 2005.

Operating Expenses. Total operating expenses were $493,975 for the first three months ended April 1, 2006. Salaries and benefits to our employees accounted for 44%, or $218,633, of our operating expenses. Legal, consulting, and insurance expenses accounted for 38%, or $188,141, of our operating expenses. CMNI did not have any operating costs in the comparable quarter in 2005. OrthoSupply, CMNI’s wholly owned subsidiary, had total operating expenses for the comparable quarter in 2005 of $41,443. Salaries and benefits accounted for 62%, or $25,522, of the total operating expenses.

Net Loss. Net loss for the first three months ended April 1, 2006 was $448,895. This loss was attributable to selling and administrative costs as OrthoSupply continues to ramp up its operations, introducing new clinics and organized support for future clinics. CMNI had a net gain of $30,000 for the comparable quarter in 2005. OrthoSupply, CMNI’s wholly owned subsidiary, had a Net loss for the comparable quarter in 2005 of $52,997, resulting from start-up costs for the first three months of operation.

Liquidity and Capital Resources

Cash used in operations during the first three months ended April 1, 2006 was $520,578. As of April 1, 2006 we had $599,492 in total assets, of which $176,841 was in cash and cash equivalents, and our total liabilities were $343,669. We are currently in the process of raising capital through an equity and debt financing to sustain operations for 2006 and beyond.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the first three months ended April 1, 2006, we reserved 27% of revenues, or $41,730. The reserve amount is based on the sum of accounts receivable greater than 120 days. However, an additional reserve of $29,000 was posted due to amendments to our existing contracts, with regard to inventory ownership as stated within the original contract. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For the first three months ended April 1, 2006, we have provided $948 for a reserve, as a result of the following method. Our reserve formula is based on 5% of the inventory value for clinics launched within 90 days of the period ended April 1, 2006.

Plan of Operations

Our main objectives for the next 12 months are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financings to support current working capital needs and potential acquisitions. On May 3, 2006, the Company entered into a Securities Purchase Agreement with one of its existing shareholders. Pursuant to the Securities Purchase Agreement, the Company sold a convertible note in the original principal amount of $300,000 and 300,000 shares of the Company’s common stock, in exchange for $300,000. We intend to complete additional financings. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level of 3 sales people to 7 regional sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to hire one to three additional employees to assist with our back-office administration. During the first quarter we hired one additional back-office customer support representative and two field representatives in order to carry out our current customer service model.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We were required to adopt Statement 123(R) at the beginning of our quarter January 1, 2006

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Treasurer (our acting principal executive officer and principal accounting and finance officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in nor a party to any material legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2006, the Company terminated its agreement with The Baum Law Firm as special counsel for the company. As part of the termination and release agreement, the Company agreed to pay to The Baum Law Firm an aggregate sum of $30,000 and 60,000 shares of common stock of CMNI. The above issuance was made pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS FILED ON FORM 8-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.6	Certificate of Designations (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.7	By-Laws (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA MEDIA NETWORKS
INTERNATIONAL, INC.

Date: May 15, 2006	By:	/s/ Brian Lesperance

Brian Lesperance
President and Treasurer
(principal executive officer and principal accounting and finance officer)