Form 10QSB
period 2006-07-01
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2006-08-15
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-13858

MEDICAL SOLUTIONS MANAGEMENT INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	86-0214815
(State of Incorporation)	(I.R.S. Employer Identification No.)

237 Cedar Hill Street, Marlborough, MA 01752

(Address of principal executive offices)(Zip Code)

(508) 597-6300

(Registrant’s telephone number, including area code)

China Media Networks International, Inc.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2006, there were 20,446,729 shares of the registrant’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Notes

Unless the context otherwise requires, in this quarterly report on Form 10-QSB the term “MSMI” refers Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

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

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Balance Sheet (unaudited)

July 1, 2006

As of July 1, 2006
Assets
Current Assets
Cash & cash equivalents	$1,426,221
Accounts receivable, net	189,285
Inventory	103,048
Prepaid expenses	39,886

Total current assets	1,758,440

Property & equipment (net)	91,386

Total assets	$1,849,826

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$114,372
Accrued expenses	172,284
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000

Total current liabilities	311,656
Convertible notes payable –long term (net)	1,179,856
Total long-term liabilities	1,179,856

Total Liabilities	1,491,512

Stockholders’ Equity:
Preferred stock-5,000,000 authorized $0.001 par value
0
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044
Treasury Stock	(898,327)
Additional paid in capital	4,107,343
Accumulated Deficit	(2,852,746)

Total Stockholders’ Equity	358,314

Total Liabilities & Equity	$1,849,826

See Notes to Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Operations from January 1, 2006 to July 1, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005
Revenue:
Sales	$407,165	$147,899	$253,502	$127,045

Total revenue	407,165	147,899	$253,502	$127,045

Cost of Sales:
Cost of goods & services	339,185	102,287	229,262	69,867

Costs Applicable to Sales & Revenue	339,185	102,287	229,262	69,867

Gross Profit	67,980	45,612	24,240	57,178
	16.7%	30.8%	9.5%	45.0%

Selling, General & Administrative Expenses	1,324,954	203,862	830,979	162,431

Total Operating Expenses	1,324,954	203,862	830,979	162,431

(Loss) Before Other Income	(1,256,974)	(158,250)	(806,739)	(105,253)
Other Income (Expense)
Interest Income	3,514	0	1,505	0

Other Income	0	0	0	0

Interest (expense), net	(820,144)	0	(820,144)	0

(Loss) Before Income Taxes	(2,073,604)	(158,250)	(1,625,378)	(105,253)

Income Taxes	669	0	0	0

Net Loss available to common shareholders	$(2,074,273)	$(158,250)	$(1,625,378)	$(105,253)

Basic and Diluted Net Loss Per Common Share	$(0.10)	$(0.009)	$(0.07)	$(0.006)

Weighted Average Common Shares Outstanding (Basic)	20,771,459	17,736,619	21,776,716	17,736,619

See Notes to Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Cash Flows from January 1, 2006 to July 1, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
Cash Flows from Operating Activities:
Net Income	$(2,074,273)	$(158,250)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	21,616
Depreciation, Amortization & Bad Debts	17,683	1,820
Non-cash interest expense	820,144
Stock issued for services	102,581
Changes in Operating Assets & Liabilities
Accounts receivable	(84,545)	(95,097)
Inventory	5,989	(64,569)
Prepaid expenses	(12,367)
Accounts payable	(203,619)	59,675
Accrued expenses	139,684	19,605
Loan payable		39,257

Net cash used by operating activities	(1,267,107)	(197,559)

Cash Flows from Investing Activities:
Purchase of Equipment	(6,412)	(15,090)

Net cash used by investing activities	(6,412)	(15,090)

Cash Flows from Financing Activities:
Convertible notes payable	2,000,000	0
Proceeds from preferred offering	0	0
Purchase of treasury stock	(0	0
Payment of offering costs	0	0
Borrowings from related parties	0	215,924
Payment of related party debt	0	0

Net cash used by financing activities	2,000,000	215,924

Net Change In Cash	726,481	3,275
Cash-Beginning	699,740	0

Cash-Ending	$1,426,221	$3,275

Supplemental disclosure of non-cash transactions:
Value of common stock warrants issued for services	87,581	0
Value of common stock warrants issued for interest expenses	820,144	0
Value of discount to convertible debenture arising from computed beneficial conversion feature	820,144	0
Return of 1,694,419 of common stock to treasury based on the reduction of the conversion price on the Vicis convertible debenture	898,327	0

See Notes to Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended July 1, 2006 and July 2, 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3. New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

4. Convertible Note Payable

On June 28, 2006, we issued a $2.0 million convertible promissory note to Vicis Capital Master Fund. The note bears interest at 6% per annum until paid or converted. Interest shall accrue on the basis of a 360-day year of twelve 30-day months and payable to Vicis on the maturity date. The convertible note matures on June 28, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible note contains an imbedded beneficial conversion feature resulting in a discount to the carrying amount of the notes equal to:

(i)	the difference between the stated conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded an $820,144 discount to the convertible notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return (that is, through the date of earliest conversion ) using the effective yield method. Since the debt holder can realize the benefit of conversion immediately, we have recorded the entire discount as interest expense in the period in which the note was issued.

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value resulted in a discount of $820,144. This discount will be amortized to interest expense over the term of the note using the effective yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

Face amount of note(s)	$2,000,000	$25,000
Amortization of discount through 2006	(166,645)	0
Amortization of discount through 2007	(405,975)	0
Amortization of discount through 2008	(247,524)	0

Current carrying value	$1,179,856	$25,000

The impact of other related, recently issued, pronouncements are summarized as follows:

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We currently carry an allowance for all deferred taxes and, therefore we do not believe the adoption of this pronouncement will have any impact on our financial statements.

5. Stockholders’ Equity

Recent Sales of Unregistered Securities

Pursuant to the Exchange Agreement among the Registrant, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Registrant’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Registrant issued such shareholders shares of the Registrant’s common stock, as set forth below, and, as a result, there are no shares of Series A Preferred Stock presently outstanding.

Shareholder	Number of Shares of Series A Preferred Stock Assigned, Exchanged and Converted	Number of Shares of Common Stock Issued
Vicis Capital Master Fund	1,500,000	2,000,000
Midtown Partners & Co., LLC	90,000	120,000
Nite Capital L.P.	110,000	220,000

On May 3, 2006, the Registrant entered into a Securities Purchase Agreement with Vicis, pursuant to

9

which the Registrant sold a convertible note in the original principal amount of $300,000 and 300,000 shares of the Registrant’s common stock, in exchange for $300,000. Vicis surrendered the note as partial consideration for the 6% senior secured convertible debenture described above.

On June 28, 2006, the Registrant consummated a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund, or Vicis. Pursuant to this agreement, the Registrant sold to Vicis a 6% senior secured convertible debenture in the original principal amount of $2,000,000, a warrant to purchase 8,000,000 shares of the Registrant’s common stock, exercisable for five years at a price of $0.345 per share, and a warrant to purchase 8,000,000 shares of the Registrant’s common stock, exercisable for five years at price of $0.375 per share. As consideration there of, Vicis paid the Registrant $1,700,000 cash less $60,000 for incurred expenses and surrendered a convertible note in the principal amount of $300,000 previously sold to Vicis on May 3, 2006 and 1,994,419 shares of the Registrant’s common stock.

On June 28, 2006, the Registrant issued to FP Associates a warrant to purchase 300,000 shares of the Registrant’s common stock, exercisable for five years at a price of $0.01 per share, in consideration for services rendered to the Registrant. The Registrant relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the debenture and warrants to Vicis and the warrant to FP Associates.

6. Stock-Based Compensation-Adoption of SFAS 123R

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

Solely for purposes of the following discussion in this Note 6, the June 28, 2006 issuance by the Company to FP Associates of a warrant to purchase 300,000 shares of the Company’s common stock is deemed to be a grant of a stock option since the issuance was made in consideration of services rendered to the Company. Accordingly, for the six months ended July 1, 2006, the Company’s compensation expense related to stock option grants was $87,581, which represents the expense associated with the issuance of the warrant to FP Associates. A summary of assumptions is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2006	5.0%	0.0%	30.0%	60 mos.
2005	4.0%	0.0%	50.0%	60 mos.

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

As of July 1, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares issued and vested during the six-month period ended July 1, 2006 was $87,581, which represents the expense associated with the issuance of the warrant to FP Associates (none during the six-month period ended July 1, 2005).

The following table summarizes the status of the Company’s aggregate options as of July 1, 2006, including the issuance by the Company of the warrant to FP Associates:

	Options Outstanding			Weighted average remaining life in months	Options Exercisable
Range of exercise prices	Shares		weighted average exercise price		Shares	weighted average exercise price
$ .01-$ .74	900,000	*	$0.01	39.6	900,000	$0.01

*	Includes options to purchase an aggregate 600,000 shares of common stock of OrthoSupply to be converted to substantially equivalent options in MSMI under its 2006 Equity Incentive Plan.

7. Management’s Plan

Our main objectives for the next 12 months are continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. We expect that our current cash availability will support current operations through the end of 2006. We anticipate that we will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level, 4 sales people, to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the first six months of 2006, we hired two additional customer support specialists and two field representative in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

8. Subsequent Events

On July 31, 2006, we changed our name to “Medical Solutions Management Inc.” from “China Media Networks International, Inc.” for the primary reason to better clarify the identity of the Company and to reflect the Company’s evolution to a provider of medical devices. In connection with our name change, we filed a Schedule 14C Information Statement with the Securities and Exchange Commission and delivered such statement to our stockholders.

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

Background

On July 31, 2006, we changed our name to “Medical Solutions Management Inc.” (referred to herein as “MSMI”) from “China Media Networks International, Inc.” On December 30, 2005, MSMI consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of MSMI. OrthoSupply acts as our operating company and MSMI is the parent holding company, and sole stockholder, of OrthoSupply.

Prior to consummation of the merger, MSMI ceased all existing operations effective as of January 14, 2003. OrthoSupply has generated revenue from its operation since February 2005. The discussion below focuses upon OrthoSupply’s financial condition, results of operations and liquidity and capital resources.

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

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Net Revenue. Set forth below are the net revenues.

	Three Months Ended		Increase	% Increase
	July 1, 2006	July 2, 2005
Sales	$253,502	$127,045	$126,457	99.5

Net revenues increased primarily due to the number of clinics operating increasing from 5 in 2005 to 18 in 2006. Expansion into new regions throughout the United States has been driving the factor for the increase in clinics as we continue to ramp up our operations. A total of 4 clinics were added during the period ended July 1, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Three Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Costs of Goods and Services	$229,262	90.4	$69,867	54.9	$159,395	228.1

Cost of sales increased primarily due to the increased sales from the additional operating clinics compared to 2005. Cost of sales as a percentage of revenue increased due to the addition of field operations staff and the recognition of a reserve for obsolete inventories, both of which were not present in 2005.

Operating Expenses. Set forth below are the operating expenses.

	Three Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Salaries & benefits	233,016	91.9	104,971	82.6	128,045	121.9
Legal, consulting, insurance	356,419	140.6	16,240	12.8	340,179	2,094.7
All Other	223,637	88.2	41,220	32.4	182,417	442.5

Operating Expenses	$813,072	320.7	$162,431	127.8	$650,641	400.5

Salaries & Benefits Expense.

Salaries & benefits expense increased due to an increase in sales, administrative and service staff as we continue to ramp up our operation. Total employees for the comparable period in 2005 were 5, compared to 15 in 2006. We expect to continue to add additional sales and service support staff as we expand our operation.

Legal, Consulting & Insurance Expenses.

Legal expense has increased dramatically to $186,612 for the period ended July 1, 2006 compared to $0 for the comparable period in 2005. These expenses are primarily related to services rendered surrounding the various capital raises, securities exchange agreements and general counsel for operations. Consulting expense has also increased due to various independent contractor agreements, such as the $87,581 recognized for the valuation of warrants issued to FP Associates, for services rendered for financing arrangements to potential acquisitions. Insurance expenses have also increased to support the various requirements set forth by industry standards and investment agreements.

All Other Expenses

Recruitment fees of $23,480, rent of $38,792 and $60,000 of expenses related to the convertible debenture financing as well as general expenses to support a growing operation are the driving factors for the increase in expenses from 2005 to 2006.

Net Loss. Set forth below is the net loss.

	Three Months Ended
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Net Loss	$(1,625,378)	(641.1)	$(105,253)	(82.8)	$(1,520,125)	(1,444.2)

This loss was attributable to selling and administrative costs as MSMI continues to ramp up its operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time lump sum of $820,144 for interest expense was realized in June due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $820,144 of a discount to the debenture which will be amortized using the effective interest method over the two year period of the note.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the three months ended July 1, 2006, we reserved 8.5% of revenues, or $21,616. The reserve amount is based on the sum of accounts receivable greater than 120 days. No reserve was recorded for the comparable period in 2005. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For the three months ended July 1, 2006, we have provided $33,720 for a reserve, as a result of the following method. Our reserve formula, modified during the second quarter of 2006 based on recent experience, is calculated by 25% of the inventory value for operating clinics in the period ended July 1, 2006. No reserve was recorded fro the comparable period in 2005.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Net Revenue. Set forth below are the net revenues.

	Six Months Ended		Increase	% Increase
	July 1, 2006	July 2, 2005
Sales	$407,165	$147,899	$259,266	175.3

Expansion into new regions of the United States and an overall increase in operating clinics of 14 from 2005 is the driving factor in the increase in net revenue. A total of 7 clinics have been added during the six months ended July 1, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Six Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Costs of Goods and Services	$339,185	83.3	$102,287	69.1	$236,898	231.6

Cost of sales increased primarily due to the increased sales from an increase in operating clinics from 2005. Cost of sales as a percentage of revenue increased due to the addition of field operations staff and the recognition of a reserve for obsolete inventories, both of which were not present in 2005. These expenses result in $50,544 and $34,520 of additional expense from 2005, respectively.

Operating Expenses. Set forth below are the operating expenses.

	Six Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Salaries & benefits	469,556	115.3	108,045	73.0	361,511	334.6
Legal, consulting, insurance	544,561	133.7	16,240	10.9	528,321	3,253.2
All Other	310,837	76.3	79,577	53.8	231,260	290.6

Operating Expenses	$1,324,954	325.4	$203,862	137.8	$1,121,092	549.9

Salaries & Benefits Expense.

Salaries & benefits expense increased due to an increase in sales, administrative and service staff as we continue to ramp up our operation. Total employees for the comparable period in 2005 were 5, compared to 15 in 2006. We expect to continue to add additional sales and service support staff as we expand our operation.

Legal, Consulting & Insurance Expenses.

Legal expense has increased dramatically to $344,781 for the period ended July 1, 2006 compared to $0 for the comparable period in 2005. These expenses are primarily related to services rendered surrounding the various capital raises, securities exchange agreements and general counsel for operations. Consulting expense has also increased due to various independent contractor agreements, such as the $87,581 recognized for the valuation of warrants issued to FP Associates, for services rendered for financing arrangements to potential acquisitions. Insurance expenses have also increased to $34,639 in 2006 compared to $5,741 in 2005, to support the various requirements set forth by industry standards and investment agreements.

All Other Expenses

Recruitment fees of $23,480, rent of $38,792 and $60,000 of expenses related to the convertible debenture financing as well as general expenses to support a growing operation are the driving factors for the increase in other expenses from 2005 to 2006. Billing service fees have also increased from $11,724 in 2005 to $30,777 in 2006, again resulting from the increase in operating clinics for the comparable periods.

Net Loss. Set forth below is the net loss.

	Six Months Ended				Increase (Decrease)	% Increase (Decrease)
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Net Loss	$(2,074,273)	(509.4)	$(158,250)	(106.9)	$(1,916,023)	(1,210.7)

This loss was attributable to selling and administrative costs as MSMI continues to ramp up its operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time lump sum of $820,144 for interest expense was realized in June due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $820,144 of a discount to the debenture which will be amortized using the effective interest method over the two year period of the note.

Liquidity and Capital Resources

Cash used in operations during the first six months ended July 1, 2006 was $1,267,107, compared to $197,559 in 2005; however, financing activities from the $2,000,000 senior convertible debenture consummated on June 28, 2006, resulted in an overall net change in cash of $726,481. Comparatively, borrowings from related parties in the amount of $215,924 in 2005, resulted in a net change in cash of $3,275 for the comparable period in 2005. As of July 1, 2006 we had $1,849,826 in total assets, compared to $176,211 in 2005, of which $1,426,221, $3,275 in 2005, was in cash and cash equivalents, and our total liabilities were $1,491,512, compared to $96,147 in 2005. We expect that our current cash availability will support current operations through the end of 2006. We anticipate that we will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the first six months ended July 1, 2006, we reserved 8% of revenues, or $33,644. The reserve amount is based on the sum of accounts receivable greater than 120 days. No reserve was recorded for the comparable period in 2005. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For the first six months ended July 1, 2006, we have provided $34,668 for a reserve, as a result of the following method. Our reserve formula, modified during the second quarter of 2006 based on recent experience, is calculated by 25% of the inventory value for operating clinics in the period ended July 1, 2006. No reserve was recorded fro the comparable period in 2005.

Plan of Operations

Our main objectives for the next 12 months are to continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We expect that our current cash availability will support current operations through the end of 2006. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level of 4 sales people to 10 regional sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the first six months of 2006, we hired two additional customer support specialists and two field representative in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We were required to adopt Statement 123(R) at the beginning of our quarter January 1, 2006.

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on the Company’s financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We currently carry an allowance for all deferred taxes and, therefore we do not believe the adoption of this pronouncement will have any impact on our financial statements.

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

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon an evaluation conducted for the period ended July 1, 2006, our President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	A limited number of on-site accounting personnel which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan may include hiring additional permanent employees, establishing additional training programs and/or engaging outside expert consultants. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in nor a party to any material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Exchange Agreement among the Registrant, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Registrant’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Registrant issued such shareholders shares of the Registrant’s common stock, as set forth below, and, as a result, there are no shares of Series A Preferred Stock presently outstanding.

Shareholder	Number of Shares of Series A Preferred Stock Assigned, Exchanged and Converted	Number of Shares of Common Stock Issued
Vicis Capital Master Fund	1,500,000	2,000,000
Midtown Partners & Co., LLC	90,000	120,000
Nite Capital L.P.	110,000	220,000

On May 3, 2006, the Registrant entered into a Securities Purchase Agreement with Vicis, pursuant to which the Registrant sold a convertible note in the original principal amount of $300,000 and 300,000 shares of the Registrant’s common stock, in exchange for $300,000. Vicis surrendered the note as partial consideration for the 6% senior secured convertible debenture described above

On June 28, 2006, the Registrant consummated a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund, or Vicis. Pursuant to this agreement, the Registrant sold to Vicis a 6% senior secured convertible debenture in the original principal amount of $2,000,000, a warrant to purchase 8,000,000 shares of the Registrant’s common stock, exercisable for five years at a price of $0.345 per share, and a warrant to purchase 8,000,000 shares of the Registrant’s common stock, exercisable for five years at price of $0.375 per share. As consideration there of, Vicis paid the Registrant $1,700,000 cash less $60,000 for incurred expenses and surrendered a convertible note in the principal amount of $300,000 previously sold to Vicis on May 3, 2006 and 1,994,419 shares of the Registrant’s common stock.

On June 28, 2006, the Registrant issued to FP Associates a warrant to purchase 300,000 shares of the Registrant’s common stock, exercisable for five years at a price of $0.01 per share, in consideration for services rendered to the Registrant. The Registrant relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the debenture and warrants to Vicis and the warrant to FP Associates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2006, holders of approximately 98.8% of MSMI’s issued and outstanding common stock consented in writing to the adoption of resolutions approving MSMI’s amended and restated articles of incorporation which, among other things, changed MSMI’s name to “Medical Solutions Management Inc.” and its authorized capital stock to 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock. These stockholders also consented in writing to the adoption of resolutions approving MSMI’s 2006 Equity Incentive Plan pursuant to which 3,000,000 shares of common stock are reserved for issuance thereunder.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.3	Employment Agreement dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.4	Employment Agreement dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.5	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.6	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.7	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on April 14, 2006)

3.8	Securities Purchase Agreement dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.9	Securities Purchase and Exchange Agreement dated as of June 28, 2006 by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.10	Amended and Restated Investor Rights Agreement dated as of June 28, 2006 by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: August 15, 2006	By:	/s/ Brian Lesperance
Brian Lesperance
President and Treasurer
(principal executive officer and principal accounting and finance officer)