Form 10QSB
period 2006-09-30
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2006-11-14
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-13858

MEDICAL SOLUTIONS MANAGEMENT INC.

(Exact Name Of Registrant As Specified In Its Charter)

Nevada	86-0214815
(State of Incorporation)	(I.R.S. Employer Identification No.)

237 Cedar Hill Street, Marlborough, Massachusetts 01752

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

As of November 10, 2006, there were 20,446,729 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Notes

Unless the context otherwise requires, we use the terms “Medical Solutions Management,” “our company,” “we,” “us” and “our” in this prospectus to refer to Medical Solutions Management Inc. and its subsidiaries.

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

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Balance Sheet (unaudited)

September 30, 2006

As of September 30, 2006
Assets
Current Assets
Cash & cash equivalents	$646,558
Accounts receivable, net	275,820
Inventory	123,716
Prepaid expenses	41,906

Total current assets	1,088,000

Property & equipment (net)	102,546

Total assets	$1,190,546

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$188,800
Accrued expenses	201,346
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000

Total current liabilities	415,146

Convertible notes payable –long term (net)	1,260,878

Total long-term liabilities	1,260,878

Total Liabilities	1,676,024

Stockholders’ Equity:
Preferred stock-5,000,000 authorized $0.001 par value	0
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044
Treasury Stock	(898,327)
Additional paid in capital	4,107,343
Accumulated Deficit	(3,696,538)

Total Stockholders’ Equity	(485,478)

Total Liabilities & Equity	$1,190,546

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Operations from January 1, 2006 to September 30, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005
Revenue:
Sales	$685,704	$287,146	$278,538	$139,246

Total revenue	685,704	287,146	$278,538	$139,246

Cost of Sales:
Cost of goods & services	544,834	202,543	205,648	100,256

Costs Applicable to Sales & Revenue	544,834	202,543	205,648	100,256

Gross Profit	140,870	84,603	72,890	38,990
	20.5%	29.5%	26.2%	28.0%

Selling, General & Administrative Expenses	2,139,893	406,809	814,938	202,935

Total Operating Expenses	2,139,893	406,809	814,938	202,935

(Loss) Before Other Income	(1,999,023)	(322,206)	(742,048)	(163,945)

Other Income (Expense)
Interest Income	12,943	12	9,429	0

Other Income	0	0	0	0

Interest (expense), net	(931,316)	0	(111,172)	0

(Loss) Before Income Taxes	(2,917,396)	(322,194)	(843,971)	(163,945)

Income Taxes	669	0	0	0

Net Loss available to common shareholders	$(2,918,065)	$(322,194)	$(843,791)	$(163,945)

Basic and Diluted Net Loss Per Common Share	$(0.14)	$(0.02)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding (Basic)	20,663,215	16,414,419	20,446,729	16,414,419

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Cash Flows from January 1, 2006 to September 30, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Cash Flows from Operating Activities:
Net Income	$(2,918,065)	$(322,194)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	69,557
Depreciation & Amortization	27,790	3,549
Non-cash interest expense	901,166
Stock and options issued for services	102,581
Changes in Operating Assets & Liabilities
Accounts receivable	(219,021)	(137,563)
Inventory	(14,678)	(124,733)
Prepaid expenses	(14,387)	(21,263)
Accounts payable	(129,191)	142,750
Accrued expenses	168,746	51,995
Loan payable

Net cash used by operating activities	(2,025,502)	(407,459)

Cash Flows from Investing Activities:
Purchase of Equipment	(27,679)	(33,723)

Net cash used by investing activities	(27,679)	(33,723)

Cash Flows from Financing Activities:
Convertible notes payable	2,000,000	0
Proceeds from common stock offering	0	445,414
Purchase of treasury stock	0	0
Payment of offering costs	0	0
Borrowings from related parties	0	34,517
Payment of related party debt	0	0

Net cash used by financing activities	2,000,000	479,931

Net Change In Cash	(53,181)	38,749
Cash-Beginning	699,740	0

Cash-Ending	$646,558	$38,749

See Notes to Interim Financial Statements.

Supplemental disclosure of non-cash transactions:
Value of common stock warrants issued for services	87,581	0
Value of common stock warrants issued for interest expenses	820,144	0
Value of discount to convertible debenture arising from computed beneficial conversion feature	820,144	0
Return of 1,694,419 of treasury stock based on the reduction of the conversion price on the Vicis convertible debenture	898,327	0

See Notes to Unaudited Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIALS STATEMENTS

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaced APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changed the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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

As of September 30, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares issued and vested during the nine-month period ended September 30, 2006 was $87,581, which represents the expense associated with the issuance of the warrant to FP Associates (none during the nine-month period ended October 1, 2005).

The following table summarizes the status of the Company’s aggregate options as of September 30, 2006, including the issuance by the Company of the warrant to FP Associates:

	Options Outstanding			Weighted	Options Exercisable
Range of exercise prices	Shares		weighted average exercise price	average remaining life in months	Shares	weighted average exercise price
$ .01-$ .74	900,000	*	$0.01	39.6	900,000	$0.01

*	Includes options to purchase an aggregate 600,000 shares of common stock of OrthoSupply Management, Inc., our wholly-owned subsidiary, to be converted to substantially equivalent options in our Company pursuant to the 2006 Equity Incentive Plan.

5. Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $ 2,918,065 for the nine month period ending September 30, 2006, and operating activities consumed $2,025,502 in cash. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our two main objectives for the next 12 months are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We expect that our current cash availability will support current operations through the beginning of December 2006. Our current monthly cash burn rate is approximately $250,000. We anticipate that we will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006 and 2007, we plan to build our sales force from our current level, 5 sales people, to 10 sales people. During the third quarter of 2006 we added one regional sales manager in the Southeast and one regional sales manager will begin at the start of the fourth quarter on the West Coast. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the nine months ended September 30, 2006, we hired five additional customer support specialists, one field representative and one regional operations manager in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006 and 2007.

We do not anticipate devoting our resources to research and development in fiscal year 2006 or 2007 at the current time.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

6. Subsequent Events

None.

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

Background

On July 31, 2006, we changed our name to Medical Solutions Management Inc. from China Media Networks International, Inc. On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. OrthoSupply acts as our operating company and we are the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

Prior to consummation of the merger, we ceased all existing operations effective as of January 14, 2003. OrthoSupply Management, Inc. has generated revenue from its operations since February 2005. In May and June 2006, we completed debt financings that raised aggregate gross proceeds of $2,000,000, which we intend to use for working capital purposes. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources.

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

Results of Operations

We operate our business on a calendar year basis, with our fiscal year always ending on December 31 and each quarter ending on the 13th calendar week.

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net Revenue. Set forth below are the net revenues.

	Three Months Ended
	September 30, 2006	October 1, 2005	Increase	% Increase
Sales	$278,538	$139,246	$139,292	100.1

Net revenues increased in the three months ended September 30, 2006 primarily due to the increase in the number of clinics operating from 7 in 2005 to 30 in 2006. Expansion into new regions throughout the United States has been driving the factor for the increase in clinics as we continue to grow our operations. A total of 12 clinics were added during the three months ended September 30, 2006. Three of these new clinics were added in the new Southeast region. Four of the new clinics were added during the last week of the third quarter; therefore the revenue impact of these clinics will not be realized until the fourth quarter.

Cost of Sales. Set forth below are the cost of sales.

	Three Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase	% Increase
Costs of Goods and Services	$205,648	73.8%	$100,256	71.9%	$105,392	105.1%

The percentage represents the costs associated with the medical supplies and services we supply to our customers. Cost of sales increased primarily due to the increased sales from the additional operating clinics and the addition of field operations staff compared to the comparative period 2005. Cost of sales as a percentage of revenue stayed consistent with the figures for the comparative period in 2005.

Operating Expenses. Set forth below are the operating expenses.

	Three Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase	% Increase
Salaries and benefits	$256,507	92.1%	$147,632	106.0%	$108,875	73.7%
Legal, consulting, insurance	262,536	94.3	13,460	9.7	249,076	1,855.2
All Other	295,895	106.2	41,843	30.0	254,052	607.2

Operating Expenses	$814,938	292.6%	$202,935	145.7%	$612,003	301.6%

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow up our operation. Total employees for the three months ended September 30, 2005 was 23, compared to 6 in comparative period in 2005. We expect to continue to add additional sales and service support staff as we expand our operation.

Legal, Consulting & Insurance Expenses.

Legal expense increased dramatically to $193,795 for the three months ended September 30, 2006 compared to $0 for the comparative period in 2005. These expenses are primarily related to services rendered surrounding the completion of the June 2006 debt financing, associated registration of securities with the SEC, and general counsel for operations. Consulting expense has also increased due to various independent contractor agreements primarily for sales related services. Insurance expense has also increased to support the various requirements set forth by industry standards and growth of the current business.

All Other Expenses

Recruitment fees of $37,800, rent of $12,742 and $29,077 of printing expenses related to the forms for new clinics added, marketing program expense of $12,955 as well as general expenses to support a growing operation are the driving factors for the increase in expenses from 2005 to the comparative period in 2006.

Net Loss. Set forth below is the Net loss.

	Three Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Net Loss	$(843,791)	(302.9)	$(163,945)	(117.7)	$(679,846)	(414.7)

The Net loss for the three months ended September 30, 2006 was attributable to selling and administrative costs as we continue to grow our operations, by introducing new clinics, building a national sales force and hiring organized support for future clinics. Interest expense of $81,022 was recognized due to the amortization of the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis Capital Master Fund on June 28, 2006. An additional $30,150 of interest expense was recognized as part of the 6% debenture financing consummated in June 2006.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the three months ended September 30, 2006, we reserved 14.4% of revenues, or $39,975. The reserve amount is based on the sum of accounts receivable greater than 120 days. We have added an additional reserve for new business entered into during the month of September 2006. This reserve is based on projected receipts for this new line of business. For the month of September 2006, the reserve records amounted to $7,965. No reserve was recorded for the comparative period in 2005. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For the three months ended September 30, 2006, we have provided $7,670 for a reserve, as a result of the following method. Our reserve formula, modified during the second quarter of 2006 based on recent experience, is calculated by 25% of the inventory value for operating clinics in the period ended September 30, 2006. No reserve was recorded for the comparative period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Net Revenue. Set forth below are the net revenues.

	Nine Months Ended
	September 30, 2006	October 1, 2005	Increase	% Increase
Sales	$685,704	$287,146	$398,558	138.8

Expansion into new regions of the United States and an overall increase in operating clinics of 23 from the comparative period in 2005 is the driving factor in the increase in net revenue. A total of 19 clinics have been added during the nine months ended September 30, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Nine Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase	% Increase
Costs of Goods and Services	$544,834	79.5%	$205,542	70.5%	$339,292	165.1%

Cost of sales increased primarily due to the increased sales from an increase in operating clinics from the comparative period in 2005. Cost of sales as a percentage of revenue increased slightly due to the addition of field operations staff and the recognition of a reserve for obsolete inventories, both of which were not present in the comparative period in 2005. These expenses result in $99,807 and $42,190 of additional expense from 2005, respectively.

Operating Expenses. Set forth below are the operating expenses.

	Nine Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase	% Increase
Salaries and benefits	$687,593	100.2%	$255,677	89.0%	$431,916	168.9%
Legal, consulting, insurance	807,097	117.7	29,700	10.3	777,397	2,617.5
All Other	645,203	94.1	121,432	42.3	523,771	431.3

Operating Expenses	$2,139,893	312.0%	$406,809	141.6%	$1,733,084	426.0%

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow up our operation. Total employees for the comparative period in 2005 were 6, compared to 23 in 2006. We expect to continue to add additional sales and service support staff as we expand our operation. We anticipate hiring additional support staff in 2007 based on increase in clinics participating in the program. Our initial estimates are to hire additional support personnel as dictated by the clinic profiles.

Legal, Consulting & Insurance Expenses.

Legal expense increased dramatically to $538,576 for the period ended September 30, 2006 compared to $0 for the comparative period in 2005. These expenses are primarily related to services rendered surrounding the various capital/debt financings, associated registration of our securities with the SEC, and general counsel for operations. Consulting expense has also increased due to various independent contractor agreements, such as the $87,581 recognized for the valuation of warrants issued to FP Associates, for services rendered for financing arrangements and potential acquisitions. Insurance expenses have also increased to $52,542 in 2006 compared to $13,055 in 2005, to support the growth of the business in 2006.

All Other Expenses

Recruitment fees of $61,280, rent of $55,114 and $63,000 of expenses related to the debt financing in June 2006, increases in travel expenses as well as general expenses to support a growing operation are the driving factors for the increase in other expenses from 2005 to the comparative period in 2006. Billing service fees have also increased from $11,724 in 2005 to $40,648 for the nine months ended September 30, 2006, again resulting from the increase in operating clinics for the comparative periods.

Net Loss. Set forth below is the net loss.

	Nine Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Net Loss	$(2,918,065)	(425.6)	$(322,194)	(112.2)	$(2,595,871)	(805.7)

This loss was attributable to selling and administrative costs as we continued to grow our operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time aggregate charge of $820,144 for interest expense was realized in June 2006 due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis Capital Master Fund on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $820,144 of a discount to the debenture, which will be amortized using the effective interest method over the two year period of the note. An additional $81,022 of interest expense resulting from the amortization of the discount on the debenture has also been recognized to thru the nine months ending September 30, 2006.

Liquidity and Capital Resources

Cash used in operations during the nine months ended September 30, 2006 was $2,025,502, compared to $372,942 in the comparative period in 2005; however, financing activities from the $2,000,000 senior convertible debenture consummated on June 28, 2006, resulted in an overall net change in cash of only ($53,181). Comparatively, borrowings from related parties in the amount of $445,414 in 2005, resulted in a net change in cash of $38,748 for the comparative period in 2005. As of September

30, 2006 we had $1,190,546 in total assets, compared to $352,482 in 2005, of which $646,558, $38,748 in 2005, was in cash and cash equivalents, and our total liabilities were $1,676,024, compared to $229,262 in 2005. We expect that our current cash availability will support current operations through the beginning of December 2006 based on our current cash burn rate of $250,000 per month. We anticipate that we will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the nine months ended September 30, 2006, we reserved 12% of revenues, or $81,585. The reserve amount is based on the sum of accounts receivable greater than 120 days. We have added an additional reserve for new business entered into during the month of September 2006, this reserve is based on projected receipts for this new line of business. For the month of September 2006, the reserve records amounted to $7,965. No reserve was recorded for the comparative period in 2005. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink during the start-up phase of a clinic. For the nine months ended September 30, 2006, we have provided $42,338 for a reserve, as a result of the following method. Our reserve formula, modified during the second quarter of 2006 based on recent experience, is calculated by 25% of the inventory value for operating clinics in the period ended September 30, 2006. No reserve was recorded fro the comparative period in 2005.

Plan of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $2,918,065 for the nine month period ending September 30, 2006, and operating activities consumed $2,025,502 in cash. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our main objectives for the next 12 months are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We expect that our current cash availability will support current operations through the beginning of December 2006, based on our current monthly burn rate of approximately $250,000. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. For the remainder of fiscal year 2006 and into fiscal year 2007, we plan to build our sales force from our current level of 5 sales people to 10 regional sales people. During the third quarter we added one regional sales manager in the Southeast and one regional sales manager will begin at the start of the fourth quarter on the West Coast. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the nine months ended September 30, 2006, we hired five additional customer support specialists, one field representative and one regional operations manager in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006 and 2007.

We do not anticipate devoting our resources to research and development in fiscal year 2006 and 2007 at the current time.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics. Beginning in the fourth quarter of 2006, we will be entering into agreements to expand our support for clinic’s servicing workers compensation claims.

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

Principles of Consolidation: The September 30, 2006 financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary OrthoSupply Management, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 30, 2006.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of customers and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $81,585 is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•	Contracts that require physical settlement or net-share settlement; and

•	Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities: We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

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

Our revenue is comprised of 3 main categories: product sales, billing and collection revenue and service revenue. Our product sales are recorded at the end of each month for all the products ordered by each client. The billing and collection revenue consists of a percentage fee based the reimbursements received by each clinic recognized at the end of each month. Service revenue, also recognized at the end of each month, is the monthly

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes ,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees ,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation ,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123 ,”

or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25 .” In computing fair value we used the following assumptions:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2006	4.3%	0.0%	50.0%	60 mos.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation S-B as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the year ending December 31, 2006. We adopted SFAS No. 123(R) beginning January 1, 2006 . Accordingly, the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement does not currently have an effect on our financial statements because the inclusion of common stock equivalents in earnings per share is anti-dilutive.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Based upon an evaluation conducted for the period ended September 30, 2006, our President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

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

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 14, 2006	By:	/s/ Brian Lesperance
Brian Lesperance
President and Treasurer
(principal executive officer and principal accounting and finance officer)