Form 10KSB
period 2006-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-04-16
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 0-27084

MEDICAL SOLUTIONS MANAGEMENT INC.

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

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

The aggregate market value of the voting and non-voting equity held by non-affiliates as of April 2, 2007 was $3,455,268 based on the average bid and ask price of the issuer’s common stock on April 2, 2007 of $2.70. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

The issuer’s revenues for its most recent fiscal year were $1,013,500.

As of April 2, 2007, the average bid and asked price for the registrant’s Common Stock was $2.70.

As of April 2, 2007, there were 20,446,729 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

TABLE OF C ONTENTS

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-KSB the term “MSMI” refers Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively.

MSMI has included in this annual report on Form 10-KSB information concerning the Company when it was known as China Media Networks International, Inc. and was controlled by its prior sole director, principal executive officer and principal finance officer, Mark L. Baum (collectively, CMNI), known to MSMI based on publicly available information (primarily filings by China Media Networks International, Inc. with the SEC and the Nevada Secretary of State). Non-public information concerning China Media Networks International, Inc. was not available to MSMI for the purpose of preparing its periodic reports. Publicly available information concerning China Media Networks International, Inc. may contain errors. MSMI has no knowledge that would indicate that any statement relating to China Media Networks International, Inc. contained or incorporated by reference into this Form 10-KSB is inaccurate or incomplete. Pursuant to relief granted under Rule 409 under the Securities Act we are omitting from this Form 10-KSB certain information regarding CMNI within the sole control of CMNI or persons unaffiliated with MSMI. MSMI has requested that CMNI provide MSMI with information relating to the businesses, operations, financial condition and results and management of CMNI prior to December 31, 2005. CMNI, despite numerous requests, has failed or refused to provide such information to us. This information is unknown to MSMI and not reasonably available to MSMI, and rests only within the knowledge of CMNI, which is unaffiliated with MSMI. MSMI will amend or supplement this Form 10-KSB to provide any information that MSMI receives from CMNI, if MSMI receives such information and considers it material, reliable and appropriate.

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

ii

PART I

ITEM 1.	Bus iness

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services and products using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Our Mission

Our mission is to use our turnkey program to improve the quality of care and compliance for all orthopedic and podiatric patients. Our goal is to become the dominant provider in the orthopedic and podiatric marketplaces of a comprehensive program to dispense durable medical equipment directly to patients.

Company History

OrthoSupply Management, Inc. was incorporated in August 2005, and is the operating company and wholly-owned subsidiary of Medical Solutions Management Inc. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. In February 2005, OrthoSupply began to market and sell the turnkey program. On December 30, 2005, OrthoSupply Management, Inc. merged with one of our subsidiaries and as a result became our wholly-owned subsidiary. Medical Solutions Management has no operations, and acts solely as OrthoSupply’s holding company. We changed our name from “China Media Networks International, Inc.” to “Medical Solutions Management Inc.” in July 2006. Throughout this annual report on Form 10-KSB, the terms the “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

Medical Solutions Management Inc. was originally incorporated in 1967 as a Delaware corporation under the name National Industrial Security Corporation. On July 31, 2006, we changed our name to Medical Solutions Management Inc. Prior to July 31, 2006, we operated under the name China Media Network International, Inc. From December 8, 2004 through August 2005, we operated under the name Metaphor Corp., and prior to that time, we operated under the name ABCI Holdings Inc. Effective January 14, 2003, Medical Solutions Management Inc. had ceased all existing operations, and from January 15, 2003 to December 30, 2005, held no assets, generated no revenue and existed solely as a shell corporation.

On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, and OrthoSupply Management Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. As a result of the merger transaction, the former equity holders of OrthoSupply Management, Inc. became equity holders of Medical Solutions Management Inc. The outstanding shares of common stock and preferred stock of OrthoSupply Management, Inc. were converted on a one for one basis for shares of common stock and preferred stock, respectively, of China Media Networks International, Inc. Prior to the merger transaction, Medical Solutions Management Inc.’s majority shareholder was Thunderbird Global Corporation, and Mark L. Baum was our sole director and Chief Executive Officer. Thunderbird Global Corporation received a warrant for 450,000 shares of common stock, at an exercise price of $1.25, and Firle Trading SA received a warrant for 150,000 shares of common stock for $1.25 in connection with the December 2005 merger. In June 2006, the exercise price for both warrants was amended to $0.345. As a result of the merger transaction, Patricia Jenkins became our majority shareholder, and Brian Lesperance was appointed to our board of directors, and named as our President, Secretary and Treasurer. Effective upon the merger, Mr. Baum resigned as our Chief Executive Officer, and effective as of January 13, 2006, resigned as a member of our board of directors.

We file annual reports on Form 10-KSB, as well as quarterly reports on Form 10-QSB and current reports on Form 8-K with the SEC, all of which are available at the SEC’s website at www.sec.gov.

The OrthoSupply Turnkey Program

Our turnkey program enables physicians to write and fill prescriptions for durable medical equipment from their own clinics in compliance with federal anti-kickback and physician self-referral legislation, also commonly known as the “Stark” laws. Our turnkey program provides patients with the option of filling their durable medical equipment prescriptions at clinics, rather than at a pharmacy or other third-party supplier. The turnkey program also provides clinics with a broader array of medical products and devices than the traditional stock and bill companies serving the clinics. Stock and bill companies are normally associated with only one or a few manufacturers. We practice vendor neutrality and have relationships with over thirty vendors, enabling us to offer a greater variety of lines of products. As a result, we offer our customers a greater choice from the many product lines available in the market.

The turnkey program is designed to allow clinics and physicians to generate revenue by dispensing and billing for durable medical equipment from their own clinic, and receiving the reimbursement payment from third party payors directly as further discussed below. When a clinic uses a stock and bill program or refers their patients to a pharmacy for completion of their order, the clinic is unable to participate in the revenue stream.

Currently, most orthopedic and podiatric surgical practices utilize pharmacies or traditional stock and bill companies. We believe the following are a few limitations of the current service models:

Pharmacy programs: Patients fill their prescriptions for durable medical equipment outside of the physician’s office. As a result, patients may not follow through with the prescribed durable medical equipment, the patient experiences delay in receiving the product and the physician does not participate in the durable medical equipment revenue stream.

Traditional stock and bill programs: Durable medical equipment is stocked by the stock and bill company on-site at the clinic. All third party reimbursement payments for the durable medical equipment are forwarded directly to the stock and bill company, and as a result, all revenue generated by the sale of durable medical equipment flows to the stock and bill company, not to the clinic. Although these programs help to resolve patient service and compliance issues, physicians incur labor costs required to manage the program and fail to capture revenue from the prescribed durable medical equipment.

Some physicians attempt to manage their own stock and bill programs. However, some physicians may lack the significant cash outlay to purchase initial inventory, and may lack the durable medical equipment credentials and expertise required to work with third-party payors relative to reimbursement, negotiate with multiple durable medical equipment vendors, manage inventory and manage their billing and collection systems.

Under our turnkey program, we supply durable medical equipment from our vendors to the clinics. The physicians prescribe the appropriate device and dispense it to their patients at the clinic. Then, using our web-based billing system, we provide the third party reimbursement billing and collection service for the clinics account, such that all reimbursements for durable medical equipment are paid directly to the clinic. Inventory is typically maintained on site at the clinic so that it may be dispensed on the same day as the patient visit. Additional inventory is maintained at our corporate headquarters.

We also provide a “valet” service through our in-house physician extenders, insurance verification, web-based billing and collecting system, charge entry and posting. Physician extenders are the in-house technicians we offer as part of our services. The physician extenders are employees of the Company, and generally assigned to a clinic for a flat monthly fee. Examples of the services physician extenders provide include the following:

•	Verifying insurance;

•	Maintaining the adequate level of inventories needed to provide proper patient care utilizing the inventory control system and processes provided by us;

•	Assisting in the fitting of products;

•	Providing patient education in use of the products prescribed for every day use to regain mobility and rehabilitation from surgery/injury to ensure proper compliance;

•	Providing choices for durable medical equipment for patients that do not have full insurance benefits;

•	Maintaining an effective network of communications with clinic administrator to ensure their operation of our program meets the appropriate and accurate guidelines of the clinic;

•	Evaluating and preventing injuries; and

•	Rehabilitating and managing injuries.

Our physician extenders are certified athletic trainers, who are healthcare professionals specializing in prevention, recognition, management and rehabilitation of injuries that result from physical activity. As part of a complete health care team, the certified athletic trainer works under the direction of a licensed physician and in cooperation with other health care professionals. Certified athletic trainers must earn a degree from an accredited athletic training curriculum. Accredited programs include formal instruction in areas such as injury/illness prevention, first aid and emergency care, assessment of injury/illness, human anatomy and physiology, therapeutic modalities, and nutrition. More than 70 percent of certified athletic trainers hold at least a master’s degree. To become certified athletic trainers, one must pass a comprehensive test administered by the Board of Certification. Once certified, they must meet ongoing continuing education requirements in order to remain certified.

The Company requires the following specific qualifications for its physician extenders: NATA / BOC certification; State Practice Acts; First Aid, CPR, AED certified; and a national provider identifier number. A masters degree, membership in the American Society of Orthopaedic Professionals, and certification as a Orthotic Fitter are desired.

We are vendor neutral, which means we will source any product line from any vendor at the physician or clinic’s request. To date, we have focused primarily on medical equipment for the orthopedic and podiatric markets, but as opportunities have arisen we have expanded into surgical and urgent care supplies as well. We also provide clinics with comprehensive web-based billing and collection systems. We bill and collect revenue electronically for the clinic and all money collected is deposited directly into the clinic’s lockbox. As a result, patients are more likely to comply with their durable medical equipment prescription. In addition, using our turnkey program, physicians do not have to outlay the cash required to maintain a full stock of their durable medical equipment for their patients.

Our Strategy

Our strategy is to expand our operations in strategic regions across the United States in order to increase revenue, enhance cash flow and attain a profitability level in the most expeditious manner.

According to Frost and Sullivan, currently there are stock and bill programs in about 500 to 1,000 clinics nationwide. A stock and bill program allows a third party to provide inventory to a clinic and assume the billing responsibilities for the clinic. These types of programs reduce the need for administrative staff in outpatient clinics. However, the revenue stream generated by the dispensed durable medical equipment flows to the benefit of the stock and bill company, and not to the clinic. Our turnkey program allows the clinics to receive third party reimbursement payments directly, thereby providing physicians the ability to participate in the revenue stream, without significantly changing their current business practices. We believe that this benefit along with the reduced need for administrative staffing, and changes in the reimbursement practices of third party payors to physicians, create a growing market for the services we provide.

As we continue to grow our business, expanding into new regions across the United States and adding infrastructure, we will continue to operate at a deficit. As we gain market share and increase our volume, we expect to gain the ability to leverage our current vendor relationships to keep costs below or at current levels. We believe that by growing our business organically, applying our service expertise to new markets, and pursuing strategic acquisitions that will allow us to expand our product offerings, penetrate new attractive markets and increase revenue, we can achieve our goals and reach profitability.

Our Market

Our market is focused upon durable medical equipment dispensed by orthopedic physicians and podiatrists. As of April 2, 2007, approximately 39 clinics across the United States have implemented and are using our turnkey program.

Stock and Bill Opportunities

Currently, there are stock and bill programs in approximately 500—1,000 clinics nationwide. In recent years, stock and bill programs have gained in popularity since they reduce the need for administrative staff in outpatient clinic. (Frost and Sullivan, Market Research Report, January 2004) We offer clinics the convenience of stock and bill companies, with the added benefits of increased product selection, off-site claim processing and revenue participation.

Podiatric Market Channel

One in every six people in the United States (43.1 million people) has foot problems at any given time. It is estimated that more than 75% of Americans will experience foot problems of varying degrees of seriousness at one time in their lives. Those who finally seek help will turn to a doctor of podiatric medicine, of which there are about 14,000 practicing in the United States. Currently, there is one podiatrist for every 20,000 people in the United States. (Georgia Podiatric Medical Association, “Foot Facts”, American Orthopaedic Foot & Ankle Society, “Footwear Guide”)

A study conducted by the American Orthopedic Foot and Ankle Society found that:

•	Nine out of 10 women are wearing shoes that are too small for their feet.

•	Eight out of 10 women have foot problems.

•

Women have about 90% of surgeries for common foot problems such as bunions, bunionettes, hammertoes and neuromas. These surgeries cost the American public $3.5 billion for surgery and 15 million lost work days annually.

•	Women are likely to develop a foot problem because of improper fitting shoes.

Podiatric Outpatient Surgical Opportunities

About 5 percent of the United States population sees a podiatric physician each year. About 81 percent of all hospitals in the United States have podiatric physicians on staff. There were 304,000 surgical procedures for bunionectomies or other toe deformities in 1996. (Georgia Podiatric Medical Association, “Foot Facts”, National Center for Health Statistics, “Ambulatory and Inpatient Procedures in the United States, 1996”)

Out of the 304,000 outpatient surgical procedures in 1996, we estimate that at least 25% of these procedures involved the prescription of durable medical equipment, including at least two or all of the following: walker boot, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion device, with average reimbursement to the physicians in the $50–$250 range.

Other Podiatric Durable Medical Equipment Opportunities

Currently, most businesses in the footcare field target individuals at least 50 years old. As the baby boom generation continues to age, the market for products and services aimed at older people is expected to grow. The U.S. Administration on Aging reports that in 2004, people 65 years or older numbered 36.3 million, or 12.4 percent of the population. By 2030, there will be about 71.5 million Americans age 65 or older, more than twice their number in 2000, and that age group will make up 20 percent of the population. (America on Aging Website “Statistics on Aging Population”)

Diabetic Opportunity

There are 20.8 million diabetics in the United States, representing 7% of the population. 1.5 million new cases of diabetes were diagnosed in people aged 20 years or older in 2005. (American Diabetes Association, “National Diabetes Fact Sheet, 2005”). Diabetics often have major problems with their feet that can be prevented with proper foot care, orthotics and/or shoes. The total annual cost for treatment of diabetes is more than $132 billion (American Diabetes Association, “National Diabetes Fact Sheet, 2005”). This cost does not include physicians’ fees, rehabilitation costs, prostheses, time lost from work, and disability payments. Foot disease is one of the most common complications of diabetes leading to hospitalization. Medicare and most third party payors provide coverage for walker boots and therapeutic footwear such as depth inlay shoes, custom-molded shoes, and shoe inserts for people with diabetes who qualify under Medicare.

The expanding requirements for podiatric related durable medical equipment to meet these needs presents a growth opportunity for us to utilize our turnkey program to service this segment of the market.

Competition

The non-operative orthopedic and podiatry markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Many of our vendors and competitors are manufacturers and suppliers of orthopedic products, such as DJO Incorporated, formerly known as DJ Orthopedics, Inc., Biomet, Inc., DeRoyal Industries and Royce Medical Co.

Our Customers

Our business was founded in the Northeast region of the United States and currently about 70% of our business is located in this region. However, we have recently expanded operations in the Mid-Atlantic Coast, Southeast, Midwest and West Coast regions of the United States. We are pursuing business opportunities across the entire United States and hope to have business in all regions across the United States.

As we are in the early stages of our development, we have a limited number of customers. For example, 2 customers accounted for 76% of our total revenue in 2005 and our largest 5 customers accounted for 57% of our total revenue for the year ended December 31, 2006. For fiscal 2006, our largest customer was Steadman-Hawkins-Englewood, CO, which accounted for approximately 17.4% of our revenue, or $181,653. As of December 31, 2006, Steadman-Hawkins-Englewood CO was no longer a customer of the Company. Our five largest customers in 2006 were Steadman-Hawkins , Nassau Orthopedics, Ortho Excellence of Long Island, BerkshireOrthopedics, and East Boston Elder Care. Our customers are comprised of orthopedic and podiatric clinics with anywhere from 1 to 10 physicians on staff.

We do not have and we do not enter into long-term purchase contracts with our customers, and have no contractual arrangements to ensure future sales of our products to our existing customers. We enter into negotiated agreements with each of our customers. Generally, our customer contracts provide that we shall provide the clinic with personnel and management services, as well as billing and collection services, while the clinic maintains necessary license, permits and certifications to prescribe and dispense the durable medical equipment. The customer contracts also provide that we bill the clinic at a flat rate of the collected revenues from all payors per month for the billing and collection services we provide and that the clinic shall pay us the cost of the durable medial equipment ordered as negotiated with each individual clinic. Most contracts have one year term, and may be terminated for insolvency by either party, for breach, without cause with ninety days notice and as required by applicable law.

Employees

As of December 31, 2006, we had 24 employees. We are in the process of hiring additional sales, marketing, financial and operating personnel.

Governmental Regulation

Third-Party Reimbursement

Our products generally are prescribed by physicians and are eligible for third-party reimbursement. The amount of a third-party reimbursement often influences our customers’ selection of our products and, therefore, is one of the major factors of our business model. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the Medicare Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program. As a result, effective in 2004, the reimbursement amounts for orthotic devices and durable medical equipment are no longer increased on an annual basis. In 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology. Supplier quality standards are to be established which will be applied by independent accreditation organizations and clinical conditions for payment will be established for certain products.

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

On February 11, 2003, the Center for Medicare and Medicaid Services made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. The Center for Medicare and Medicaid Services may make a larger adjustment each year if it undertakes proscribed procedures. The regulation remains in effect after the Medicare Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement for our product sales.

In addition to changes in reimbursement codes and payment methodologies, the movement toward healthcare reform and managed care may continue to result in downward pressure on product pricing.

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws commonly known as “Stark” laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE, the U.S. Military Health System. We believe that our operations are in material compliance with these laws. However, because of the breadth of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services has issued regulations, commonly known as “safe harbors”, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be in violation of the Medicare Fraud and Abuse Statute. The penalties for violating the Medicare Fraud and Abuse Statute include fines of up to $25,000 per violation and possible exclusion from federal healthcare programs, such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Federal physician self-referral legislation prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. These laws also prohibit the entity from receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any entity collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. An entity that engages in a scheme to circumvent these laws referral prohibition may be fined up to $100,000 for each arrangement or scheme. The penalties for violating these laws also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for these laws vary from state to state.

We believe our operations are presently in material compliance with these laws.

Under federal and state statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, known as “relators” or, more commonly, as “whistleblowers” may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Actions under these laws have increased significantly in recent years.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any employee, consultant, advisor or other third-party of ours to whom this information is disclosed will safeguard the information. The third rule establishes minimum standards for the security of electronic health information.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including, by way of example, documentation requirements for our claims submissions. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by, or receive claims documentation requests from, governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We review and assess these audits or reports and attempt to take appropriate corrective action. We also are subject to surveys of our physical location for compliance with supplier standards. The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Without obtaining adequate capital funding, we may not be able to continue as a going concern. The failure to secure the necessary additional capital funding would require us to limit operations, which could have an adverse impact on our ability to develop our business as currently planned.

We will require additional financing in 2007 to fund our operations. We cannot assure you that we will be successful in obtaining additional required capital. The report of our independent accountant Michael F. Cronin, CPA for the fiscal year ended December 31, 2006 reflected going concern issues occasioned by our limited financial resources and our ability to obtain adequate capital funding. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For the year ended December 31, 2006, our largest 5 customers account for 56.8% of our total revenue. For the year ended December 31, 2005, our largest five customers accounted for 99.6% of our total revenue. During 2006, our largest customer accounted for 17.9% of our revenue, and during 2005, our largest customer accounted for 64.5% of our revenue. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to any of them, may significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to new customers and to continue our sales to our existing customers.

We have identified material weaknesses in our internal control over financial reporting.

In this Annual Report for the year ended December 31, 2006, we report material weaknesses in our internal control over financial reporting. Although we have taken significant measures to improve our financial reporting process there are still material weaknesses in our internal controls over financial reporting. These measures are more fully described elsewhere in this Annual Report, including under the caption “Item 8A—Controls and Procedures.”

Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations, which could erode market confidence in our Company, cause the price of our stock to be based on false or misleading information and result in litigation based on such false or misleading information.

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

In addition, we may require additional debt or equity financing for future acquisitions. This financing may not be available on favorable terms, if at all. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.

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

We rely heavily on our relationships with orthopedic professionals and agents for marketing our services and provision of products and our failure to maintain these relationships could adversely affect our business.

The sales of our services and provision of products depend significantly on the prescription or recommendation of the services by orthopedic and other healthcare professionals.

Our success also depends upon arrangements with independent agents and their relationships with the customers in the marketplace. We enter into contracts with our independent agents, and our arrangements are not exclusive. Accordingly, important aspects of these relationships depend on the continued cooperation between us and each particular independent agent. Some of our agents may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of an independent agent may interfere with our ability to market, implement or support our services with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our independent agents than we do, or with competitive distributors, and we have limited control, if any, as to whether those agents or distributors implement our services rather than our competitors’ services. Our failure to maintain relationships with agents for marketing our services and the sale of products could have an adverse effect on our business.

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

Our business plan relies on certain assumptions for the market for our services and provision of products, which, if incorrect, may adversely affect our profitability.

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

These demographics and trends are beyond our control. The projected demand for our services and provision of durable medical equipment and related products could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize or if alternative treatments to those offered by our services gain widespread acceptance.

We have issued warrants and a debenture for a significant number of shares of our common stock, which if exercised or converted, may adversely affect the market price of our common stock.

As of April 2, 2007, there were outstanding warrants and a debenture to purchase approximately 34,951,423 shares of our common stock at exercise prices ranging from $ .345 to $1.00 per share. We also have an equity incentive plan pursuant to which we may grant options to purchase up to 3,000,000 shares of our common stock. The exercise of outstanding warrants or options issued in the future and the conversion of the debenture, and the resulting sale in the public market of the shares acquired may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock

Our outstanding warrants and debenture could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of warrants and debenture may exercise or convert them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding warrants and debenture. The warrants and debenture also contain anti-dilution provisions that are triggered upon any issuance of securities by us below a certain price for our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders.

If certain of our existing stockholders exercise their registration rights , it may have an adverse effect on the market price of our common stock. If we are unable to effectively register these shares with the SEC, we may be subject to penalties.

Presently, certain of our existing stockholders are entitled to make demand that we register the resale of their shares of common stock at any time. If these stockholders exercise their registration rights with respect to all of its shares of common stock, then there will be an additional 15,113,600 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, in the event that we are unable to effectively register the shares with the SEC, these stockholders are entitled to payment of a penalty fee, in cash or shares of our common stock, at our option, which will accrue until we are able to effectuate the effective registration of their shares. This penalty may increase our costs, in the event of a cash settlement, or a may dilute shareholders’ holdings, in the event of settlement in the form of shares of our common stock.

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our amended and restated articles of incorporation authorize the issuance of 5,000,000 shares of “blank check” preferred stock. Pursuant to our amended and restated articles of incorporation, our board of directors is authorized to issue, without shareholder approval, our “blank check” preferred stock with dividend, liquidation, redemption, voting and other rights that may be superior to the rights of holders of our common stock, at a purchase price then approved by our board of directors, which purchase price may be substantially lower than the market price of shares of our common stock.

We have limited suppliers for some of our products, which makes us susceptible to supply shortages and could disrupt our operations.

We do not manufacture the products that we provide to our customers. Instead, we rely on manufacturers and other suppliers for these products. We do not have written agreements with any of our manufacturers or suppliers and we do not manufacture any of the products we offer. As we receive orders from customers, we submit purchase orders for the products to one of our manufacturers or suppliers. Our manufacturers and suppliers have no written contractual obligation to accept any purchase order that we submit for customer product orders. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. We cannot guarantee that a replacement supplier could be found on reasonable terms or in a timely manner. The use of new manufacturers and suppliers may cause significant interruptions in supply if the new parties have difficulty meeting our specifications of products to be delivered to our customers. Any interruption in our ability to distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

We may be adversely affected if we lose the services of any member of our senior management team.

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success. The loss of any one or more members of our management team could have a material adverse effect on us.

We are controlled by a limited number of shareholders.

As of April 2, 2007, our principal shareholder, Patricia Jenkins, beneficially owned approximately 55% of the issued and outstanding shares of our voting capital stock. As a result, she has the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our charter documents. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities. In addition, in the event that one of our stockholders, Vicis Capital Master Fund, exercises or converts certain of our outstanding warrants and debentures, Vicis would beneficially own approximately 80% of our voting capital stock. If Vicis were to convert the outstanding warrants and debentures, Vicis would have the ability to exercise substantial control over our affairs and corporate actions as well.

We have been unable to ascertain the validity of certain corporate actions taken by our management team prior to December 31, 2005, which may unduly increase our operational costs and adversely effect shareholders’ holdings in our Company.

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits, in addition to issuing securities in our Company. Although we have access to public filings prior to December 31, 2005, we have been unable to ascertain if proper corporate authority existed or required corporate actions occurred in order to effectuate these actions, and whether the Company complied with federal and state securities laws. A finding that corporate authority did not exist, or that federal and or state securities laws had not been complied with, could have a negative effect on our shareholders. The Company might incur numerous costs to rectify the previous non-compliance of state and federal securities laws, which will increase our operating costs.

For example, if the Company did not properly solicit shareholder notice with respect to reverse stock splits that occurred in December 2004 and January 2005, dissenting shareholders might be able to exercise dissenter rights under Nevada state law. As a result, the Company may incur cost to comply with shareholder dissenting rights under Nevada state law, such paying dissenting shareholders the fair market value of the shares at the time of the reverse stock splits. In addition, if the Company were required to solicit an information statement or proxy statement with respect to certain stockholder required to correct previous actions taken, such an event could increase our operational costs and distract management for other activities.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 mandated a number of changes in the Medicare payment methodology and conditions for coverage of orthotic devices and durable medical equipment. Theses changes include a freeze in payments for durable medical equipment from 2004 through 2008, a payment freeze for orthotic devices from 2004 through 2006, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Medicare Modernization Act’s provisions.

Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for these items and services.

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

In addition, on February 11, 2003, the Centers for Medicare and Medicaid Services, the agency responsible for implementing the Medicare program, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.

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

We cannot assure you that third-party reimbursement for our products will continue to be available or at what rate these products will be reimbursed. Failure by users of our products to obtain sufficient reimbursement from third-party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on our prices.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States. These buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which these buying groups are able to obtain compliance by their members with these preferred supplier agreements varies considerably depending on the particular buying groups. We believe that our ability to maintain our existing arrangements will be important to our future success and the growth of our revenues.

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

In response to pressure from orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit and/or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Some of these laws have exemptions for manufacturers’ representatives. Other laws apply to the activities of these representatives. Other states may be considering similar legislation. These laws could limit our potential customers in those jurisdictions in which this legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals. We may not be successful in opposing their adoption and, therefore, these laws could have a material adverse effect on our business.

In addition, efforts have been made to establish requirements at the federal level for the Medicare program. Most recently, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 BIPA. BIPA contains a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other similar laws will have on our business.

We are subject to various federal and state health care fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with such laws.

Healthcare fraud and abuse regulation by federal and state governments impact our business. Health care fraud and abuse laws potentially applicable to our operations include:

•

Federal Health Care Programs Anti-Kickback Law, which constrains our marketing practices and pricing policies, and relationships with health care practitioners and providers, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

•

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third party payors, including commercial insurers.

Due to the breadth of some of these laws, there can be no assurance that we will not be found to be in violation of any of such laws, and as a result we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Audits or denials of claims by government agencies could reduce our revenue or profits

As part of our business structure, we submit claims on behalf of our customers and they receive payments directly from Medicare, Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our customer’s claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically could receive requests for documentation during the governmental audits of individual claims. Our customers periodically receive requests for documentation during the governmental audits of individual claims either on a pre-payment or post-payment basis. We cannot assure you that a review and/or other audits of these claims will not result in material delays in payment for our services, which could reduce our revenue and profits. We cannot assure you that these reviews and audits will not result in our exclusion from participation in the Medicare and Medicaid programs or from participation on the provider panel of a private payor. Private payors from time to time also conduct similar reviews and audits, which also could result in material delays in payment for our services, which could reduce our revenue and profits.

Risks Related to Our Common Stock

Our common stock has experienced volatility in the past, and may experience significant volatility in the future, which substantially increases the risk of loss to persons holding our common stock.

Because of the limited trading market for our common stock, and because of the significant price volatility, holders of our common stock may not be able to sell their shares of common stock when they desire to do so. In 2005, our stock price ranged from a high of $13.00 to a low of $1.10, and in the 2006, our stock price ranged from high of $10.00 to a low of $1.25. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of illiquidity. In addition, the price for our common stock may suffer greater declines due to its price volatility.

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

We have been subject to the penny stock regulations and will continue to be unless and until our common stock is listed on a national securities exchange.

SEC regulations require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. These regulations generally define a penny stock to be an equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. Accordingly, we have been subject to the penny stock regulations, including those regulations that require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and which impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than institutional accredited investors, transaction not recommended by a broker/dealer and involving any director, officer, general partner, or beneficial owner of more than 5 percent of our common stock. In addition, under penny stock regulations, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. Moreover, broker-dealers who recommend “penny stocks” to persons other institutional accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations tend to limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market. Unless and until our common stock is listed on a national securities exchange, such as the American Stock Exchange or the Nasdaq Stock Market, and trades consistently above $5.00 per share, our common stock will be defined as a penny stock and be subject to these disclosure and trading restrictions.

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

None

PART II

ITEM 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

Market Information

Our common stock presently trades on the OTC Bulletin Board under the symbol “MSMT:OB”.

As of April 2, 2007, we had outstanding 20,466,729 shares of common stock. As of April 2, 2007, we had outstanding warrants to purchase in the aggregate 25,290,335 shares of our common stock and an outstanding debenture that converts in to 9,661,088 shares of our common stock. We have no outstanding options, although we have agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply, which will result in the reservation of 500,000 shares of our common stock issuable upon the exercise of such outstanding options.

The following table sets forth certain information with respect to the high and low market bid prices of our common stock for the fiscal years ended December 30, 2005 and December 30, 2006:

Fiscal Year	Period	High	Low
Fiscal Year 2005	First Quarter	$12.50	$0.40
	Second Quarter	4.85	1.10
	Third Quarter	13.00	2.10
	Fourth Quarter	6.50	2.10

Fiscal Year 2006	First Quarter	$8.00	$2.00
	Second Quarter	10.00	2.00
	Third Quarter	3.75	1.75
	Fourth Quarter	6.00	1.25

The closing price of our common stock on April 2, 2007 was $2.70.

The high and low bid prices are based on the average bid and ask prices for our common stock, as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions in our common stock.

Shareholders

Records of our stock transfer agent indicate that as of April 2, 2007, we had approximately 958 record holders of our common stock. Since a certain portion number of our shares are held by financial institutions in “street name,” it is likely that we have significantly more shareholders than indicated above.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales Of Unregistered Securities

Pursuant to the merger agreement among Medical Solutions Management Inc., its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum consummated on December 30, 2005, MSMI issued the following securities to the entities and individuals identified below. MSMI relied upon Rule 506 of Registration D of the Securities Act for the issuance of its securities to the former holders of OrthoSupply Management, Inc. securities.

Common Stock

Patricia Jenkins	11,328,800
John Hallal	3,724,800
Brian Lesperance	1,802,200
Rehab Medical Holdings Inc.	414,419
Robert G. Coffill, Jr.	311,200
Gregory J. Simms	155,200
Midtown Partners & Co., LLC	680,000
The Mayflower Group	680,000
Thunderbird Global Corporation	450,000
Firle Trading S.A.	150,000

Series A Convertible Preferred Stock

Vicis Capital Master Fund	1,500,000
Midtown Partners & Co., LLC	90,000
Nite Capital L.P.	110,000

Series A Warrants

Vicis Capital Master Fund	2,000,000
Midtown Partners & Co., LLC	120,000
Nite Capital L.P.	146,667

Series B Warrants

Vicis Capital Master Fund	2,000,000
Midtown Partners & Co., LLC	120,000
Nite Capital L.P.	146,667

Series C Warrants

Thunderbird Global Corporation	450,000
Firle Trading S.A	150,000

Series BD Warrants

Midtown Partners & Co., LLC	644,001

On February 28, 2006, we issued 60,000 shares of common stock to The Baum Law Firm in connection with the termination of its engagement as special counsel to the Company. We relied upon Rule 506 of Regulation D of the Securities Act for the issuance of shares of its common Stock to Mr. Baum.

Pursuant to the Exchange Agreement among the MSMI, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, certain shareholders assigned, exchanged and converted their right, title and interest to shares of our then outstanding Series A Preferred Stock. In exchange, we issued the shareholders shares of our common stock, as set forth below. As a result, there are no shares of Series A Preferred Stock presently outstanding.

Shareholder	Number of Shares of Series A Preferred Stock Assigned, Exchanged and Converted	Number of Shares of Common Stock Issued
Vicis Capital Master Fund	1,500,000	2,000,000
Midtown Partners & Co., LLC	90,000	120,000
Nite Capital L.P.	110,000	220,000

On May 3, 2006, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund, pursuant to which the Registrant sold a convertible note in the original principal amount of $300,000 and 300,000 shares of our common stock, in exchange for $300,000. Vicis Capital Master Fund surrendered the note as partial consideration for the 6% senior secured convertible debenture described below.

On June 28, 2006, we consummated a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund. Pursuant to this agreement, we sold to Vicis Capital Master Fund a 6% senior secured convertible debenture in the original principal amount of $2,000,000, a warrant to purchase 8,000,000 shares of our common stock, exercisable for five years at a price of $0.345 per share, and a warrant to purchase 8,000,000 shares of our common stock, exercisable for five years at price of $0.375 per share. As consideration, Vicis Capital Master Fund paid us $1,700,000 cash less $60,000 for incurred expenses. In addition, Vicis Capital Master Fund surrendered the convertible note in the principal amount of $300,000 previously sold to Vicis Capital Master fund on May 3, 2006 and 1,994,419 shares of our common stock. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the debenture and warrants to Vicis Capital Master Fund.

On June 28, 2006, we issued to FP Associates a warrant to purchase 300,000 shares of our common stock, exercisable for five years at a price of $0.01 per share, in consideration for consulting services rendered to us. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the warrants to Vicis.

On November 28, 2006, we entered into a convertible promissory note purchase agreement with Apogee Financial Investments, Inc. Pursuant to the purchase agreement, we sold to Apogee Financial Investments, Inc. a convertible promissory note in the original principal amount of $216,000. Apogee Financial Investments, Inc. paid us $200,000 in cash as consideration for the promissory note. The promissory note shall not accrue interest until May 15, 2007, after which time the promissory note will accrue interest at the rate of eighteen percent (18%) per annum. Upon our next financing greater than $2,500,000, the promissory note shall convert into the equity or convertible securities issued by us in connection with the financing. This purchase agreement also allows for the purchase and issuance of convertible promissory notes up to the aggregate principal amount of $1,000,000 with the investors named therein. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the promissory note pursuant to this purchase agreement.

On December 21, 2006, we issued a promissory note in the principal amount of $400,000 in favor of Vicis Capital Master Fund. The maturity date of the note is February 21, 2007. Interest accrues under the note at the rate of 5% per annum. We are permitted to prepay principal and interest under the note at any time without penalty. In the event we do not repay all outstanding principal and interest under the note on or before February 21, 2007, the maturity date of the note will be extended to April 21, 2007 and we will be obligated to issue to Vicis a warrant to purchase 2,666,667 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years.

On March 16, 2007, in connection with a Revolving Line of Credit Agreement with Sovereign Bank, in consideration of a guaranty executed by Vicis Capital Master Fund in favor of Sovereign Bank, we issued to Vicis Capital Master Fund a warrant to purchase 3,060,000 shares of our common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. We also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC for services rendered to us in connection with the Revolving Line of Credit. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the warrants.

Prior to December 31, 2005, we believe that the Company might have sold and issued securities of the Company without registering the securities under the Securities Act. Despite our management’s repeated attempts to contact the previous management for accurate and complete records with respect to corporate matters and stock issuances, we have been unable to verify the accuracy of stock issuance and exemptions from registration claimed by the previous management team. Therefore, pursuant to relief granted under Rule 409 under the Securities Act we are omitting from this Form 10-KSB any issuances of securities prior to December 31, 2005.

ITE M 6.	Management’s Discussion and Analysis or Plan of Operations

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

Background

On December 30, 2005, China Media Networks International, Inc. (n/k/a Medial Solutions Management Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of Medical Solutions Management Inc. OrthoSupply Management, Inc. acts as our operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

Prior to consummation of the merger, China Media Networks International, Inc. had ceased all existing operations effective as of January 14, 2003. Medical Solutions Management Inc.’s wholly-owned subsidiary, OrthoSupply Management, Inc., has generated revenue from its operation since February 2005. Therefore, the discussion below focuses upon Medical Solutions Management Inc.’s and Ortho Supply Management, Inc.’s financial condition, results of operations and liquidity and capital resources for the year ended December 31, 2006, and that of OrthoSupply Management, Inc. for the comparative period prior to the merger from February 1, 2005 to December 31, 2005.

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of products to clinics using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Results of Operations

Net Revenue. Set forth below are the net revenues.

	December 31, 2006	December 31, 2005	Increase	% Increase
Sales of Medical Products	861,986	406,920	455,066	111.8
Service Revenue	151,514	52,681	98,833	187.6
Total Revenue	$1,013,500	$459,601	$553,899	120.5

Expansion into new regions of the United States and an overall increase in operating clinics to 39 from 11 in the comparative period in 2005 is the driving factor in the increase in net revenue. A total of 28 clinics have been added during the fiscal year ended December 31, 2006. During the fourth quarter of 2006, new revenue streams from occupational clinics generated additional revenue of $52,853. A number of clinics closed in the late fourth quarter are not fully operational, therefore, the revenue impact will not be realized until the fiscal year 2007.

Cost of Sales. Set forth below are the cost of sales.

	December 31, 2006	% of Revenue	December 31, 2005	% of Revenue	Increase	% Increase
Cost of Medical Products	$635,342	73.7	$300,368	73.8	334,974	111.5
Cost of services	148,486	98.0	53,901	102.3	94,585	175.5
Costs of Products and Services	$783,828	77.3%	$354,269	77.1%	429,559	121.3%

Cost of sales increased primarily due to higher sales from the increase in operating clinics over the comparative period in 2005. Cost of sales as a percentage of revenue during 2006 remained about the same as the comparative period for 2005. However, the higher percentage of service revenue in 2006 increased the overall cost of sales percentage to sales.

Operating Expenses. Set forth below are the operating expenses.

	December 31, 2006	% of Revenue	December 31, 2005	% of Revenue	Increase	% Increase
Salaries and benefits	$1,086,193	107.2%	$478,782	104.2%	$607,411	126.9%
Legal, consulting, insurance	980,380	96.7	173,016	37.6	807,364	466.6
All Other	1,072,,914	105.9	234,803	51.1	2,138,0173,136	356.9

Operating Expenses	$3,139,487	309.8%	$886,601	192.9%	$2,252,886	254.17%

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow the operation. Total employees for the comparative period in 2005 were 6, compared to 24 at the end of 2006. We expect to continue to add additional sales and service support staff as we expand our business during 2007.

Legal, Consulting & Insurance Expenses.

Legal expense increased dramatically to $618,635 for the year ended December 31, 2006 compared to $134,384 for the comparative period in 2005. These expenses are primarily related to services rendered surrounding our capital and debt financings, associated registration of our securities with the SEC, and general counsel for operations. Consulting expense has also increased due to various independent contractor agreements. For example, we recognized $87,581 for the valuation of warrants issued to FP Associates in connection with the services rendered for financing arrangements and potential acquisitions. Insurance expenses have also increased to $69,915 in 2006 compared to $24,169 in 2005, to support the growth of the business in 2006.

All Other Expenses

Recruitment fees of $91,930, rent of $69,437 printing of $57,802, and increases in travel expenses as well as general expenses to support a growing operation are the driving factors for the increase in other expenses from 2005 to the comparative period in 2006. Fees associated with our capital and debt raises of $63,000, SEC related filing expenses of $34,328 and the Vicis registration penalty expense of $160,000 are also contributing factors to increased expenses for 2006. Billing service fees have also increased from $48,062 in 2005 to $52,953 for the year ended December 31, 2006, again resulting from the increase in operating clinics for the comparative periods.

Interest Expense.

Interest expense for the year ended December 31, 2006 was $1,063,023 compared to net interest income of $2,795 in 2005. Interest expense was primarily the result of the Company’s $2,000,000 convertible debt financing which included a beneficial conversion feature and 16,000,000 detachable warrants as more fully explained in note 6 of the financial statements. The beneficial conversion feature was valued at $791,972 and must be expensed over the minimum period the conversion can be exercised. As this was immediate, the entire amount was expensed as interest upon issuance of the note. The warrants were determined to have a value of $1,208,028, and this discount is being amortized over the two year term of the note using the effective interest rate method. For 2006, that amount amortized was $206,705. An additional $61,303 was accrued and expensed for the 6% interest rate on the note.

Net Loss. Set forth below is the net loss.

	December 31, 2006	% of Revenue	December 31, 2005	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Net Loss	$(3,957,854)	(390.5)	$(778,474)	(1.69.4)	$(3,174,371)	(408.4)

This loss was attributable to selling and administrative costs as we continue to grow and invest in our operations, introducing new clinics, building a national sales force and building proper controls and infrastructure to support current and future clinics. Interest expense was also a major factor contributing to the loss.

Liquidity and Capital Resources

Cash used in operations during the year ended December 31, 2006 was $2,920,159, compared to $657,754 in the comparative period in 2005. Our financing activities in 2006, including the issuance of the $2,000,000 senior convertible debenture on June 28, 2006 and additional financings in the fourth quarter of 2006, resulted in an overall net change in cash of only $346,682. Comparatively, borrowings from related parties in the amount of $445,414 in 2005, resulted in a net change in cash of $38,748 for the comparative period in 2005.

As of December 31, 2006 we had $1,222,799 in total assets, compared to $1,065,308 in 2005, of which $353,058 was in cash and cash equivalents, compared to $699,740 in 2005. Our total liabilities in 2006 were $2,388,345, of which $1,389,668 were current, compared to $1,722,145 in total liabilities, of which $375,590 were current in 2005.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the year ended December 31, 2006, we reserved 7.2% of our revenues, or $72,663. The reserve amount is based on the age of the accounts and managements judgment regarding collectibility of certain accounts. The total reserve for the comparative period in 2005 was $12,028. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics and at our own location. Determining a clinics’ specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book are made at that time. For the year ended December 31, 2006, we have provided $53,947 for a reserve, as a result of our most recent experience and higher volume. The reserve in the comparative period in 2005 was $148.

Plan of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the audited financial statements, the Company’s losses have resulted in an accumulated deficit of $4,736,318 as of December 31, 2006, and operating activities consumed $2,920,159 in cash. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described further below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our main objectives for the next 12 months are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We expect that our current cash availability and new financings will support current operations through the end of May 2007, based on our current monthly burn rate of approximately $400,000. Through these financings, we hope to expand the business organically and acquisitively.

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

We plan to hire a Vice President of Operations and additional field support resources to enhance the effectiveness of our services and support the growth in new clinics during 2007. We expect these additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. We also plan to increase our resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control.

We do not anticipate devoting our resources to research and development in fiscal year 2007. We intend to continue adding to our product and service offerings that will generate new revenue opportunities, including acquiring, financing, billing and collecting third party claims.

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

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance is completed usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

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

Our sources of revenue are generated from the sale of products and related services.

Sales of products—Sales of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model—Under this arrangement the clinic places an order with the Company, which then places the actual DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

•

Purchase as Dispensed Model- Under the “purchase as dispensed” model, the order and shipping process, payment terms, and pricing is the same as described above. However, in this model, the product remains the property of the Company upon delivery to the clinic. The product is included in the Company’s inventory held at the clinic site until it is dispensed to a patient. Once dispensed, it becomes billable to the clinic. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19 and determined all our sales of goods and products are required to be reported on a gross basis.

Sales of services—Sales of third party billing and collection services and Physician Extenders services:

•

Billing and Collection services model—The Company also provides certain clinics with third party billing and collection services. Under this program, the Company provides clinics with patient agreements which are filled in with DME product information dispensed to a patient along with proper coding. The Company periodically receives this information from the clinic and inputs it into an electronic billing system for transmittal, on behalf of the clinic, to the appropriate third party payors. The Company charges a fee for this service equal to a fixed percentage of the amounts actually collected by the clinic. The service fee revenue is recognized, on a net basis, upon collection of the third party billings and is invoiced to clinics on a monthly basis. We have evaluated the net sales reporting criteria set forth in paragraph 16 of EITF 99-19 and determined all our billing and collection services are required to be reported on a net basis. Billing and collection contract terms are for one to two years with termination subject to thirty days notice for cause, and 90 to 120 day notice without cause.

•

Physician Extenders (PE) services model—PE’s are generally Certified Athletic Trainers. These health care professionals are employed by the Company but work on site at one or more clinics. They assist the clinic in DME dispensing, inventory management, injury evaluation, prevention and rehabilitation. The Company charges a contractually agreed upon flat fee to the clinic for this service. The fee is invoiced monthly. Related fee revenue is recognized at the end of each month that the service has been provided and costs are included in cost of sales. Contract terms are generally the same as those of Billing and Collecting services.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

•

Pharmacy Claims Servicing Revenue - During the fourth quarter, the Company entered into an arrangement whereby it would acquire dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics which dispense the pharmaceuticals to their patients. Under the arrangement, the Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred within a specified time frame following transmittal of the claims to the Company. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. However, if any claims are rejected by a payor as not an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156, Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and our cost basis in the claim.

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding noncash gain or loss is recorded in current period earnings.

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

Registration Rights: We have issued financial instruments that are convertible into or exchangeable for our common stock. In some cases, in conjunction with the issuance of these financial instruments, we issued rights that under certain circumstances provide that we will register the underlying common stock shares with the Securities and Exchange Commission so that such common stock shares may be resold by the holders, which we refer to as registration rights. For purposes of determining the accounting treatment for the financial instruments and any related registration rights, we assess whether the financial instrument and related registration rights represent one combined instrument or whether the financial instrument and related registration rights represent separate instruments.

We initially adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks.

We elected early adoption of FASB Staff Position (FSP) EITF No. 00-19-2 This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

As of December 31, 2006, we had the following convertible instruments outstanding:

•	$2,000,0000 of convertible notes that are convertible onto 9,661,089 shares of our common stock.

Accounting for Stock-Based Employee Compensation In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the year ending December 31, 2006.

Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after January 1, 2006. These new accounting rules will lead to a decrease in reported earnings. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. Our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations.

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, under the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

We adopted SFAS No. 123(R) in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation in 2005:

	2005
	per share
Fair value and per share summary:
Net loss as reported	(778,474)	$(0.047)
Intrinsic value of employee options	0	$0.000
Fair value of options	(2,380)	$(0.000)
Proforma loss	(780,854)	$(0.047)

Disclosures for 2006 are not presented because stock-based compensation expense has been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.

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

If we had generated earnings during the year ended December 31, 2006, we would have added 17,011,446 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The weighted average includes the weighted impact of 22,677,335 shares of non-vested “in the money” restricted common stock awards and detachable warrants associated with our preferred stock and convertible debt; 2,266,667 shares issuable upon the conversion of our preferred stock and 9,661,089 shares issuable upon the conversion of convertible debt.

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

The impact of warrants to purchase 4,748,001 shares of common stock were not included in the computation of diluted net income per share at December 31, 2005 because the exercise price of these warrants was greater than the average market price of a share of common stock during 2005 and the inclusion of such options would have been anti-dilutive.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Recent Accounting Pronouncements

On December 21, 2006, the FASB issued Staff Position (FSP EITF 00-19-2) Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We have adopted SAB 108 and have determined that it has no effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7.	Financial Statements

The Company’s Consolidated Financial Statements and accompanying notes, together with the reports of independent certified public accountants, appear at pages F-1 through F-23, respectively, of this annual report on Form 10-KSB.

ITEM 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 8A(T).	Controls And Procedures.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Treasurer (our principal executive officer) and our Chief Financial Officer (our principal accounting and finance officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Based upon an evaluation conducted for the period ended December 31, 2006, our President and Treasurer (our principal executive officer) and our Chief Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	A limited number of on-site accounting personnel which results in a lack of segregation of duties necessary for a good system of internal control.

The Company became aware of the material weakness in connection with the receipt of comments from the Staff of the Securities and Exchange received by the Company on August 31, 2006 and November 3, 2006 with respect to the Company’s Registration Statement on Form SB-2, filed by the Company on August 8, 2006 (File No. File No. 333-136392). Management’s review of our internal controls is on-going and will include a financial disclosure risk analysis. Implementation of our remediation plan has and will include hiring additional permanent employees, upgrading the Company’s accounting and information reporting systems, establishing training programs, documenting its processes with the objective of establishing proper controls, and/or engaging outside expert consultants as required. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot be assured that we have identified all material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2006 as set forth above, our President (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

We have undertaken the following steps to remediate the material weaknesses identified above:

•	During the first quarter of 2006, we invested approximately $40,000 in hardware and software systems to upgrade its network and install a new accounting and reporting system.

•	During the second quarter of 2006, we hired an employee to focus on our purchasing activity to support its growth, and provide segregation of duties from the controller.

•

During the third quarter of 2006, we hired a staff accountant in order to provide greater account processing, and preventative and detective reconciliation capability to further support our growth, segregation of duties, and controls.

•

In the fourth quarter of 2006, we hired a new Chief Financial Officer, who is also qualified as a CPA. As we continue to grow and add clinics and other related services, additional personnel are planned in both the accounting and operational control areas in subsequent periods.

•

Throughout the course of 2006, we hired “physician extenders,” as more fully described in our revenue recognition policy in the section entitled “Management’s Discussion and Analysis or Plan of Operations” section of this report and the footnotes to the consolidated financial statements. “Physician extenders” are Company employees located in the field and who service one or more clinics for which the Company charges a flat monthly fee. Among other duties, including assisting with Durable Medical Equipment fittings, the “physician extenders” also monitor clinic inventory and assist the clinic in determining what and when to order. The physician extenders know what inventory is being dispensed by the clinic and what items are required, so the clinic and the Company can be more proactive in managing and controlling purchases. As an employee of the Company, the physician extenders are also available to take physical inventory at periodic intervals for purchase as dispensed clinics.

•

We have utilized consultants and other outside professionals throughout fiscal 2006, and will continue in 2007, to assist in reducing its material weakness. We expect to continue to hire permanent employees and utilize outside experts to support our growth, and enhance its internal controls, including the documentation and testing of our system of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as amended.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

ITEM 9.	Directors And Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2006.

Name	Age	Position
Brian Lesperance	54	President, Treasurer and Director
Kenneth Fischer	54	Chief Financial Officer
Robert G. Coffill, Jr.	49	Senior Vice President of Field Operations, Secretary and Director
Ross Fine	45	Vice President of Sales and Marketing
Marshall Sterman	75	Director

Brian Lesperance, President, Treasurer and Director. Mr. Lesperance has served as our President, Treasurer and as a director since December 30, 2005, and joined us in September 2005 as the President and CEO of our wholly owned subsidiary, OrthoSupply Management, Inc. From 1999 to 2005, Mr. Lesperance was the Senior Vice President of Operations and CFO at Endius Corporation, a company which serves the minimally invasive spine surgery market. Prior to his employment at Endius, Mr. Lesperance was Vice President of Operations Finance and Administration at Haemonetics Corporation in Braintree, MA. Haemonetics, a publicly-traded company, is a leader in collection, processing and salvage of blood. Prior to this appointment, Mr. Lesperance held various positions with Haemonetics Corporation, including sales, marketing, customer service and field service, including Director of North American Field Operations. Mr. Lesperance has held various other operations and finance positions, including Division Controller of the Metallurgical Materials Group at Texas Instruments. Mr. Lesperance holds a B.S. in Business Administration, with a major in Accounting, from Bryant College, and an M.B.A. with a major in finance from Providence College.

Kenneth Fischer, Chief Financial Officer. Mr. Fischer has served as our Chief Financial Officer since November 2006. From January 2004 until joining the Company, Mr. Fischer acted as an independent consultant providing financial advisory services to start-ups, a foreign-based company with U.S. operations, and a not-for profit research institution. From January 2003 to January 2004, Mr. Fischer was the Chief Executive Officer of the North American operations for Lurgi Lentjes, AG, which provides engineering and construction for the electric utility industry. Prior to this appointment, he spent over ten years with Babcock Borsig Capital Corporation (f/k/a Deutsche Babcock), a German based U.S. financial services holding company, as President and Chief Executive Officer and Vice President, Finance and Treasurer. Mr. Fischer is a CPA and earned a BA in Economics from Providence College, MBA from Babson College, MST, Taxation from Bentlely College and attended the Advanced Management Program at Harvard Business School.

Robert G. Coffill, Jr., Senior Vice President of Field Operations, Secretary and Director. Mr. Coffill has served as our Senior Vice President of Field Operations and Secretary since April 2005 and was appointed as one of the directors in September 2006. From March 2004 until April 2005, Mr. Coffill served as Sales Manager, New England Region, for OrthoRehab, Inc., a $40 million manufacturer and distributor of continuous passive motion devices. Mr. Coffill became one of OrthoRehab’s top salespersons in a little over one year, increasing revenue in his region by $1 million. From October 2000 to July 2002, Mr. Coffill formed and served as CEO of a construction staffing company in New York with sales of nearly $6 million. Previously, Mr. Coffill enjoyed a 20-year career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban, and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S from the Boston College Advanced Executive School Management Program.

Ross Fine, Vice President of Sales and Marketing. Mr. Fine has served as our Vice President of Sales and Marketing since June 2006. Mr. Fine brings twenty years of experience in sales, marketing and strategic planning. From January 2006 to June 2006, Mr. Fine was Vice President of sales and product marketing for Medisystems Corporation, a privately held medical technology company. From 2003 to 2006, Mr. Fine was a Regional Sales Manager with Satellite Laboratory Services. In addition, from 1999 through 2003, Mr. Fine held the position of Vice President of Sales and Marketing with Hema Metrics Corporation. From 1990 to 1999, Mr. Fine worked for Haemonetcis, a publicly traded company specializing in blood processing, most previously serving as a Vice President, Surgical Sales. Mr. Fine holds a B.S. in Biology with a minor in Business Administration, from Central Michigan University.

Marshall Sterman, Director. Mr. Sterman has served as one of our directors since September 2006. Mr. Sterman is currently the President of The Mayflower Group, Ltd. and serves as a director of Net Currents, Inc. and WaterChef, Inc. Mr. Sterman has held the position of President of The Mayflower Group, Ltd since 1986. He also serves as Chairman of WiFiMed and Bellacasa. Mr. Sterman holds an M.B.A. from the Harvard Graduate School of Business.

Our Board of Directors consists of three members, Brian Lesperance, Robert Coffill and Marshall Sterman. The Board of Directors determined Mr. Sterman to be independent, as defined by the rules of the Nasdaq Stock Market. We have a standing Audit Committee, but do not have standing Nominating Committee or Compensation Committee.

Audit Committee

On September 12, 2006, our Board of Directors elected Marshall Sterman to be the sole Chairman and sole member of the audit committee. The Board determined that Mr. Sterman meets the definition of an audit committee financial expert as defined in Item 407(d) of Regulation S-B. We are evaluating our needs for additional members to our Board of Directors and the Audit Committee. The Audit Committee does not have an Audit Committee Charter.

Nominating Committee

We do not have standing nominating committee, and as a result, do not have a nominating committee charter. The independent directors of MSMI, as determined by the Board of Directors pursuant to the rules of the Nasdaq Stock Market, performing the nominating function for MSMI is Marshal Sterman. The independent director participates in the consideration of director nominees, and then recommends the nominees to the Board. The Board views the addition of a standing nominating committee as an unnecessary additional expense and process to MSMI, given the stage or MSMI’s development. The general criteria that the independent director and the Board use to select nominees is: an individual’s reputation for integrity, honesty and adherence to high ethical standards; their demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of MSMI; their willingness and ability to contribute positively to the decision-making process of MSMI; their commitment to understand MSMI and its industry and to regularly attend and participate in meetings of the Board and its committees; their interest and ability to understand the sometimes conflicting interests of the various constituencies of MSMI, which include shareholders, employees, customers, governmental units, creditors and the general public; their ability to act in the interests of all stakeholders; and no nominee should have, or appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all MSMI’s shareholders and to fulfill the responsibilities of a director. The Board of Directors will consider candidates recommended by shareholders using the same procedures and criteria it uses in evaluating its own candidates. The Board of Directors believes that the independent director can recommend nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by the Company, or written representations from certain Section 16 persons that no Section 16(a) reports were required for such persons, the Company believes that during fiscal year 2006, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, other than the following: Marshall Sterman and Robert Coffill failed to timely file a Form 3 upon their respective appointment as a Director of the Company on September 12, 2006.

Code of Ethics

On March 14, 2006, we adopted a code of ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and we will send a paper copy of our code of ethics to any stockholder who submits a request in writing to the Company’s Secretary c/o Medical Solutions Management Inc., 237 Cedar Hill Street, Marlboro, Massachusetts, 01752.

ITEM 10.	Executive Compensation

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 for 2006. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Medical Solutions Management Inc. for the year ended December 31, 2006 of those persons who served as our principal executive officer during the year ended December 31, 2006, our principal financial officer during the year ended December 31, 2006 and our other three most highly compensated executive officers for the year ended December 31, 2006. We refer to our principal executive officers, principal financial officer and the other three highly compensated executive officers throughout this Annual Report collectively as our “named executive officers”.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Brian Lesperance	2006	150,020					6,500	156,520

Robert G. Coffil, Jr. Senior Vice President of Field Operation and Secretary and Director	2006	110,808					2,500	113,308

Kenneth Fischer Chief Financial Officer	2006	12,019					500	12,519

Ross Fine Vice President of Sale and Marketing	2006	63,673					1,750	65,423

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested(2) (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#)
Brian Lesperance President, Treasurer and Director	0	0	0	N/A	N/A	0	0	0	0

Robert G. Coffill, Jr.(1) Senior Vice President of Field Operation and Secretary and Director	0	0	0	N/A	N/A	0	0	0	0

Kenneth Fischer Chief Financial Officer	0	0	0	N/A	N/A	0	0	0	0

Ross Fine Vice President of Sale and Marketing	0	0	0	N/A	N/A	0	0	0	0

(1)	In connection with the consummation of the merger on December 30, 2005, we agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We have adopted a new option plan, and intend to assume the presently outstanding option agreements of OrthoSupply issued to Mr. Coffill for 500,000 shares of our common stock.

Employment Contracts

We have an employment agreement with Mr. Lesperance, pursuant to which we have agreed to pay him between $150,000 and $225,000 per year, depending upon our yearly gross revenues, plus a $500 per month car allowance. Mr. Lesperance agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment agreed not to compete with our business and not to solicit our customers. Mr. Lesperance also agreed to assign to us any inventions development by him during the course of his employment. In the event Mr. Lesperance’s employment is involuntarily terminated, Mr. Lesperance shall receive a lump sum payment equal to twelve months of his then current base salary and continuation of medical and dental benefits for a twelve month period. We also have entered into a Restricted Stock Purchase Agreement with Mr. Lesperance, pursuant to which we issued to Mr. Lesperance 1,322,220 shares of our common stock at an aggregate purchase price of $13,222. The shares are subject to repurchase by MSMI, which repurchase right lapses monthly over a two year period. Under these agreements, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control of MSMI.

On May 1, 2006, we entered into an employee agreement with Mr. Coffill, pursuant to which Mr. Coffill receives $125,000 per year as base salary, subject to increases dependent upon the Company’s gross revenues, plus a $500 month travel allowance. The agreement has a term of three years. Mr. Coffill is also eligible to receive an option award shares of our common stock depending upon our yearly revenue. Mr. Coffill has agreed not disclose any of our confidential information, and for a period of two years after the termination of his employment, not to compete with our business or solicit any of our customers. Pursuant to the employment agreement, we have agreed to issue to Mr. Coffill an option to purchase up to 200,000 shares of our common stock, twenty-five percent (25%) of such shares vesting on the first anniversary date of the grant and twenty-five vesting every year thereafter until all shares have vested and in the event of a change of control of the Company, all unvested shares shall immediately vest. In the event that Mr. Coffill’s employment is involuntarily terminated, other than under a change of control or the declaration of insolvency by the Company, Mr. Coffill shall receive a payment equal to the greater of his base salary for the remainder of the term of the contract or one year and continuation of medical coverage for a period of twelve months.

On June 12, 2006, we entered into an employment agreement with Mr. Fine, pursuant to which we have agreed to pay him an annual salary of $115,000 per year, a three percent (3%) commission on accounts identified, approved and closed and a $500 per month car allowance. Mr. Fine agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment, not to compete with our business and not to solicit our customers. Mr. Fine also agreed to assign to us any inventions development by him during the course of his employment. Pursuant to the employment agreement, we have agreed to issue to Mr. Fine an option to purchase up to 200,000 shares of our common stock, twenty-five percent (25%) of such shares vesting on the first anniversary date of the grant and twenty-five vesting every year thereafter until all shares have vested and in the event of a change of control of the Company, all unvested shares shall immediately vest. In the event that Mr. Fine’s employment is involuntarily terminated, Mr. Fine shall receive an amount equal to four months of his then base salary, and continuation of his medical benefits for four months.

On November 20, 2006, we entered into an employment agreement with Mr. Fischer, pursuant to which we have agreed to pay him a base salary of $125,000 which increases as the Company’s revenue increases. The Company will grant Mr. Fischer an option to purchase 200,000 shares of Company’s common stock as soon as reasonably practicable. Mr. Fischer will also receive a car allowance of $500 per month and he is eligible to participate in a bonus plan. Upon involuntary termination of Mr. Fischer’s employment by the Company, Mr. Fischer will be entitled to receive twelve months of his base salary and medical insurance.

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marshall Sterman	$2,800

(1)	Mr. Sterman was appointed to the Board of Directors in September 2006. He received $2,500 for his services during the fourth quarter of 2006, and $300 for attending one Board meeting telephonically.

We do not compensate employee directors for their services as a director. Each non-employee director of the Company receives an annual service fee of $10,000, to be paid in equal quarterly installments throughout the year. Each chair of the Audit Committee and Compensation Committee shall receive $4,000 per year, to be pain in equal quarterly installments. Each non-employee director shall receive $1,000 for attending a Board meeting in person, and $300 for participating in a Board meeting telephonically.

ITE M 11.	Security Ownership Of Certain Beneficial Owners And Management

The following tables sets forth, as of April 2, 2007, information with respect to the securities holdings of all persons which we, pursuant to filings with the SEC, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. The following tables indicate the beneficial ownership of such individuals numerically calculated based upon 20,446,729 shares of common stock outstanding. Also set forth in the table is the beneficial ownership of all shares of our outstanding common stock, as of such date, of all officers and directors, individually and as a group.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number		Percent (%)
Patricia Jenkins	11,328,800	(1)	55.41%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Vicis Capital Master Fund	32,261,088	(2)	80.08%
Tower 56, Suite 700
126 East 56th Street
New York, NY 10022
Brian Lesperance	1,802,200		8.81%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Kenneth Fischer	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
John Hallal	3,724,800	(3)	18.22%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Robert G. Coffill, Jr. (4)	300,500		1.47%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Ross Fine	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
John Graves (5)	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Marshall Sterman	40,000	(6)	*
c/o Medical Solutions Management Inc.
237 Cedar Hill, Street, Suite 4, Marlboro, MA 01752
All Directors and Officers as a Group (5 persons)	2,142,700		10.21%

*	less than one percent
(1)	Based on information set forth in a Schedule 13D filed with the SEC on February 8, 2006.
(2)	Includes shares issuable upon conversion of a debenture and exercise of warrants, the terms of which prohibit the conversion or exercise if the aggregate number of shares to be beneficially owned by Vicis and its affiliates upon conversion or exercise would exceed (i) in the case of the debenture, 4.99% of our issued and outstanding common stock and (ii) in the case of the warrants, 4.9% of our issued and outstanding common stock. Vicis has the right upon 61 days notice to waive application of the debenture conversion restriction. Vicis disclaims beneficial ownership of any shares issuable upon (i) conversion of the debenture to the extent such conversion would result in Vicis beneficially owning in excess of 4.9% of our issued and outstanding common stock and (ii) exercise of the warrants to the extent such exercise would result in Vicis beneficially owning in excess of 4.99% of our issued and outstanding common stock.
(3)	Based on information set forth in a Schedule 13D filed with the SEC on February 7, 2006.
(4)	In connection with the consummation of the merger on December 30, 2005, we agreed to assume the outstanding option agreements of our wholly owned subsidiary, Ortho Supply. We have adopted a new option plan, and intend to assume the presently outstanding agreements of Ortho Supply issued to Mr. Coffill for 500,000 shares of common stock. The shares included in this option agreement are not included in the calculation of Mr. Coffill’s beneficial ownership because Medical Solutions Management Inc. has not yet issued the options for 500,000 shares of common stock.
(5)	On January 22, 2007, John Graves was appointed as Vice President of Operations.
(6)	Includes 40,000 shares of common stock issuable upon the conversion of a warrant.

ITEM 12.	Certain Relationships And Related Transactions

On May 3, 2006, we entered into a Securities Purchase Agreement with Vicis Capital Master Fund, one of our principal shareholders. Pursuant to the Securities Purchase Agreement, we sold to Vicis a convertible note in the original principal amount of $300,000 and 300,000 shares of our common stock, in exchange for $300,000. This note could be exchanged for a new Note for an aggregate principal amount of the unpaid principal balance. Upon the consummation of a securities purchase agreement with the Company, the Company was obligated to issue a new promissory note for an original principal amount of $300,000. No interest was payable on this note and there was no stated maturity date of this note. However, by its terms, this note converted into a like amount of the securities issued in the June 2006 financing. The closing market price of our common stock on May 3, 2006 was $2.00.

On June 28, 2006, we entered into a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund. Pursuant to this agreement, we sold to Vicis a 6% senior secured convertible debenture in the original principal amount of $2,000,000, convertible into shares of our common stock at a rate of $.207016 per share, a warrant to purchase 8,000,000 shares of our common stock, exercisable for five years at a price of $0.345 per share, and a warrant to purchase 8,000,000 shares our common stock, exercisable for five years at price of $0.375 per share. The interest rate of the debenture is 6% per annum. The maturity date of the debenture is June 28, 2008. The warrants are exercisable until June 28, 2011. As consideration, Vicis paid us $1,700,000 cash less $60,000 for incurred expenses and surrendered a convertible note in the principal amount of $300,000 previously sold to Vicis on May 3, 2006 and 1,994,419 shares of our common stock. The closing market price of our common stock on June 28, 2006 was $3.00.

Until June 2006, we were party to an Independent Contract Agreement with Network Blue, Inc., an entity controlled by John Hallal, one of our principal shareholders. Pursuant to this agreement, Network Blue, Inc. has agreed to identify and evaluate potential strategic acquisitions for us, and we agreed to pay Network Blue, Inc. a monthly fee of $6,000. Network Blue, Inc. agreed not to disclose any of our confidential information, and for a period of one year after the termination of the agreement, has agreed not to compete with our business and not to solicit our customers. The closing market price of our common stock on June 30, 2006 was $3.00.

Patricia Jenkins, one of our principal shareholders, provides administrative services to Mr. Coffill, our Senior Vice President of Field Operations, and receives as remuneration approximately $500 per month and partial payment of health and dental benefits. No formal contract exists between Ms. Jenkins and us with respect to the provision of these services.

Pursuant to the Exchange Agreement among us, Vicis Capital Master Fund and our shareholders Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, the shareholders party to the agreement assigned, exchanged and converted their right, title and interest to shares of our then outstanding Series A Preferred Stock and we issued these shareholders shares of our common stock, as set forth below, and, as a result of this transaction and our amendment and restatement of our articles of incorporation, there are no shares of our Series A Preferred Stock presently authorized or outstanding. These shares and other securities have been registered under the Form SB-2 Registration Statement declared effective by the Securities and Exchange Commission on April 18, 2006. The closing market price of our common stock on April 13, 2006 was $3.00.

Shareholder	Number of Shares of Series A Preferred Stock Assigned, Exchanged and Converted	Number of Shares of Common Stock Issued
Vicis Capital Master Fund	1,500,000	2,000,000
Midtown Partners & Co., LLC	90,000	120,000
Nite Capital L.P.	110,000	220,000

On February 22, 2006, we terminated our agreement with The Baum Law Firm as our special counsel. In connection with this termination, we paid The Baum Law Firm $30,000 and issued it 60,000 shares of our common stock. Mark Baum, the prior sole director, principal executive officer and principal financial officer of our Company prior to December 31, 2006, is the managing of The Baum Law Firm. Mark Baum continued as a director until January 13, 2006. The Baum Law Firm was contracted to provide services for special counsel, which was terminated on February 22, 2006. Mark Baum is also associated with Thunderbird Global Corporation, one of our largest stockholders. The closing market price of our common stock on February 22, 2006 was $3.00.

In connection with the merger consummated on December 30, 2005, we assumed a Restricted Stock Purchase Agreement with Brian Lesperance, our President, Treasurer and Director, entered into by OrthoSupply Management, Inc. on December 1, 2005. Pursuant to the agreement, we issued to Mr. Lesperance 1,322,200 shares of our common stock for a purchase price of $13,222. The shares are subject to repurchase by us, which repurchase right lapses monthly over a two year period. Under this agreement and Mr. Lesperance’s employment agreement, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control. The closing market price of our common stock on December 1, 2005 was $3.00.

On December 21, 2006, we issued a promissory note in the principal amount of $400,000 in favor of Vicis Capital Master Fund. The maturity date of the note is February 21, 2007. Interest accrues under the note at the rate of 5% per annum. We are permitted to prepay principal and interest under the note at any time without penalty. In the event we do not repay all outstanding principal and interest under the note on or before February 21, 2007, the maturity date of the note will be extended to April 21, 2007 and we will be obligated to issue to Vicis a warrant to purchase 2,666,667 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. The closing market price of our common stock on December 21, 2006 was $4.50

On March 16, 2007, in connection with a Revolving Line of Credit Agreement with Sovereign Bank, we issued to Vicis Capital Master Fund, on of our principal shareholders, a warrant to purchase 3,060,000 shares of our common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The closing price of our common stock on March 16, 2007 was $3.97.

Registration Rights

Pursuant to the terms of the Amended and Restated Rights Agreement dated June 28, 2006, by and among the Company, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital LP, the Company has an obligation to register certain securities with the Securities and Exchange Commission. Specifically, the Company has agreed to register the shares of common stock underlying the warrant issued to Vicis Capital Master Fund, the shares of common stock underlying the debenture issued to Vicis Capital Master Fund, the shares of common stock held by John Hallal and Patricia Jenkins, shares of common stock with Vicis Capital Master Fund may purchase from The Baum Law Firm and the shares of common stock underlying the warrant issued to FP Associates. The Company was obligated to file a Registration Statement by or before July 29, 2006, and to have the Registration Statement declared effective by the SEC by December 6, 2006. The Company filed a Registration Statement on Form SB-2 for the afore-mentioned shares on August 8, 2006. Upon not being declared effective by the SEC, the Company withdrew the Registration Statement from registration on December 1, 2006. As a result of the Company’s Registration Statement not being declared effective by December 6, 2006, the Company became obligated to pay Vicis an amount equal to one percent of the aggregate principal amount of the debenture issued to Vicis Capital Master Fund, payable, at the election of the Company, in cash or in shares of the Company’s common stock.

ITEM 13.	Exhibits

The following exhibits are included as part of this annual report of Form 10-KSB.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant

10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 August 8, 2006)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 August 8, 2006)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

Exhibit No.	Description
10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2006)

10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement (enter Professional LLC, d/b/a) Steadman Hawkins Clinic-Denver

10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc.

10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C.

10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C.

10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder

10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C.

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Maser Fund on June 28, 2006

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Michael F. Cronin, CPA

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table sets forth information regarding aggregate fees paid to our independent auditors for the fiscal years ended December 31, 2006 and 2005, respectively:

	2006		2005
Audit Fees	$34,000	(2)	$28,000	(1)
Audit Related Fees	0		0
Tax Fees	0		0
All Other Fees	0		0
Total:	$34,000		$28,000

(1)	Principally includes the annual audit, quarterly reviews, fees related to the merger consummated on December 30, 2005, fees related to assistance with SEC registration requirements.
(2)	Principally includes the annual audit, quarterly reviews, and fees related to assistance with SEC registration requirements and review comments.

“Audit Related Fees” are for assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of the OrthoSupply financial statements. Of the services described in the preceding table, such services rendered to OrthoSupply were approved by the Board of Directors, which acts as the Company’s Audit Committee. The services rendered to MSMI were approved by the then acting Board of Directors, which also functioned as the Company’s Audit Committee. The Board of Directors has considered whether the provision of such services, including non-audit services, by Michael Cronin is compatible with maintaining Michael Cronin’s independence and has concluded that it is.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB t to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 16th day of April, 2007.

MEDICAL SOLUTIONS MANAGEMENT INC.

By:	/s/ Brian Lesperance
Brian Lesperance
President and Treasurer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated below on the 16th day of April, 2007.

Signature	Title(s)

/s/ Brian Lesperance
Brian Lesperance	President, Treasurer and Director (principal executive officer)

/s/ Kenneth Fischer
Kenneth Fischer	Chief Financial Officer ( principal accounting and finance officer)

/s/ Robert Coffill
Robert Coffill	Director

/s/ Marshall Sterman
Marshall Sterman	Director

MEDICAL SOLUTIONS MANAGEMENT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

Medical Solutions Management Inc.

Marlboro, Massachusetts

I have audited the accompanying consolidated balance sheet Medical Solutions Management Inc. as of December 31, 2006 and the related statements of operations; redeemable preferred stock and stockholders’ deficiency; and cash flows for the 52 weeks ended December 31, 2006 and for the 48 week period of February 1, 2005 (inception) to December 31, 2005 . The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Solutions Management Inc. as of December 31, 2006 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the periods then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s losses have resulted in an accumulated deficit of $ 4.7 million as of December 31, 2006, and 2006 operating activities consumed $2.9 million in cash. These conditions raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 12, 2007

/s/ Michael F. Cronin
Michael F. Cronin Certified Public Accountant Rochester, New York

Medical Solutions Management Inc.

Consolidated Balance Sheet

December 31, 2006

2006
Assets
Current Assets
Cash & cash equivalents	$353,058
Trade Accounts receivable, net	384,250
Other Receivables, net	125,213
Inventory	221,333
Prepaid expenses	35,946
Due from affiliated entities	0

Total current assets	1,119,800

Property & equipment (net)	102,999
Other	0

Total assets	$1,222,799

Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$326,163
Accrued expenses	435,461
Note Payable due in less than one year	400,000
Convertible notes payable	228,044

Total current liabilities	1,389,668

Long-term Debt:
Convertible notes payable	998,677

Total Liabilities	2,388,345

Preferred stock—10,000,000 authorized $0.001 par value
Stockholders’ Deficiency:
Common stock—100,000,000 authorized $0.0001 par value 20,446,729 issued and outstanding	2,045
Additional paid in capital	3,568,727
Treasury Stock	0
Accumulated Deficit	(4,736,318)

Total Stockholders’ Deficiency	(1,165,546)

Total Liabilities & Stockholders’ Deficiency	$1,222,799

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

Consolidated Statement of Operations

	Year Ended December 31, 2006	February 1, 2005 (inception) to December 31, 2005
		Restated
Revenue:
Sales of medical supplies	$861,987	$406,920
Service revenues	151,513	52,681

Total revenue	$1,013,500	$459,601

Cost of Sales:
Cost of tangible goods sold	635,342	300,368
Cost of services	148,486	53,901

Costs Applicable to Sales & Revenue	783,828	354,269

Gross Profit	229,672	105,332
% of Revenue	22.7%	22.9%
Selling, General & Administrative Expenses	3,139,487	886,601

Total Operating Expenses	3,139,487	886,601

(Loss) Before Other Income	(2,909,814)	(781,269)
Other Income (Expense)
Interest Income	15,661	2,795
Interest (expense)	1,063,023	0

(Loss) Before Income Taxes	(3,957,176)	(778,474)

Income Taxes	669	0

Net Loss available to common shareholders	$(3,957,845)	$(778,474)

Basic and Diluted Net Loss Per Common Share	$(0.19)	$(0.05)

Weighted Average Common Shares Outstanding (Basic)	20,458,686	16,539,181

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

(a development stage company)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2006	February 1, 2005 (inception) To December 31 2005
		(restated)
Cash Flows from Operating Activities:
Net Income	$(3,957,845)	(778,474)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	60,635	12,028
Depreciation, Amortization & Bad Debts	39,401	33,042
Stock issued for services	15,000	0
Amortization of debt discount	209,749	0
Embedded beneficial conversion feature on convertible debenture	791,972	0
Fair value of options issued for services	87,581	0
Changes in Operating Assets & Liabilities
Trade accounts receivable	(318,529	(138,384)
Other receivables	(125,213)	0
Inventory	(112,296)	(109,037)
Prepaid expenses	(8,427)	(27,519)
Accounts payable	8,172	317,991
Accrued expenses	389,641	32,600

Net cash used by operating activities	(2,920,159)	(657,754)

Cash Flows from Investing Activities:
Purchase of Equipment	(39,745)	(95,608)
Investment in affiliated joint venture	0	0

Net cash used by investing activities	(39,745)	(95,608)

Cash Flows from Financing Activities:
Proceeds from preferred offering	0	1,610,000
Proceeds from issuance of common stock	13,222	553,636
Purchase of treasury stock	0	(500,000)
Payment of offering costs	0	(195,445)
Proceeds from borrowings	2,600,000	0
Borrowings from related parties	0	2,510
Payment of related party debt	0	(17,600)

Net cash from financing activities	2,613,222	1,453,101

Net Change In Cash	(346,,682)	699,740
Cash-Beginning	699,740	0

Cash-Ending	$353,058 $	699,740

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure of non-cash transactions:
Value of preferred shares issued to pay offering costs	0	90,000
Equipment acquired through related party debt	0	15,090

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Deficiency

			Stockholders’ Deficiency
	Redeemable Preferred Stock		Common Stock				Deficit Accumulated During Development Stage
	Shares	Amount	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable		Total
Balance at December 31, 2004	0	$0	44,527	$4	($4)	$0	$0	$0

Preferred series “A” issued for cash, net of issuance costs	1,700,000	1,346,555
Effect of recapitalization			19,696,619	1,970	119,667	(13,222)	(778,474)	(670,059)
Net Loss							0	0

Balance at December 31, 2005	1,700,000	$1,346,555	19,741,146	$1,974	$119,663	($13,222)	($778,474)	($670,059)

Receipt of common stock subscriptions						13,222		13,222
Acquisition of treasury shares through contributed capital					508,326			508,326
Retirement of treasury shares			(1,694,419)	(169)	(508,157)			($508,326)
Conversion of preferred to common	(1,700,000)	(1,346,555)	2,340,002	234	1,346,321			$1,346,555
Stock issued for services @ $0.25 per share			60,000	6	14,994			15,000
Fair value of options issued for services			0	0	87,581			87,581
Impact of beneficial conversion feature			0	0	791,972			791,992
Warrants issued as loan inducement					1,208,028			1,208,028
Net Loss							(3,957,845)	(3,957,845)

Balance at December 31, 2006	0	$0	20,446,729	$2,045	$3,568,748	$0	($4,736,319)	($1,165,546)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

(f/k/a CHINA MEDIA NETWORKS, INTERNATIONAL, INC.)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

December 31, 2006

Basis of Presentation: On December 30, 2005, a merger transaction was consummated among China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) with its wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. For financial reporting purposes, OrthoSupply Management Inc. is treated as the acquiring company and the transaction is accounted for as a recapitalization. As the date of recapitalization, December 30, 2005, China Media Networks International, Inc. was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities.

Prior to the consummation of the merger, 509,768 shares of common stock of China Media Networks International, Inc. were issued and outstanding, including 465,241 shares held by Thunderbird Global Corporation. In addition, 17,736,619 shares of OrthoSupply Management, Inc. common stock were issued and outstanding.

In connection with the merger, OrthoSupply Management paid $500,000 to China Media Networks International, Inc. which then immediately paid this sum to redeem the 465,241 shares of its common stock from Thunderbird Global, Inc. and retired the shares. The Company also issued 600,000 shares of its common stock to Thunderbird Global Corporation as part of the merger consideration. As a result, 644,527 shares of common stock of China Media Networks International, Inc. were issued and outstanding. In connection with the merger, China Media Networks International, Inc, issued 17,736,619 shares of common stock to the holders of OrthoSupply Management, Inc. common stock. In addition, contemporaneously with the merger, China Media Networks International, Inc. issued 680,000 shares of common stock to The Mayflower Group and 680,000 shares of common stock to Midtown Partners and Company to cover services and professional fees. Accordingly, the Company has reflected an aggregate of 19,741,146 shares of common stock issued and outstanding as of December 31, 2005 and all prior periods, to reflect the recapitalization of China Media Networks International, Inc., the public shell.

OrthoSupply Management, Inc. is considered the legal acquirer in the combination. On the date of the merger, OrthoSupply Management, Inc. had substantially more assets than China Media Networks International, Inc., which had virtually no assets, tangible or intangible, or operating revenue. The financial statements contained herein are those of Ortho Supply Management, Inc. carried forward at historical cost. The consolidated financial statements for the year ended December 31, 2005 include OrthoSupply Management, Inc.’s results of operations and cash flows for the period from February 1, 2005 to December 31, 2005. OrthoSupply Management, Inc. was incorporated in the State of Delaware in October 2004, but did not commence operations until February 1, 2005.

The deemed acquisition of China Media Networks International, Inc. was valued at the fair value of China Media Networks International, Inc.’s assets at the date of the acquisition. As of the date of recapitalization, December 30, 2005, China Media Networks International, Inc. was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The combination is not considered to be a business combination therefore no pro forma information is presented.

Accounting Period: The Company’s fiscal year is on a calendar year basis consisting of four thirteen week quarters with the last month in each quarter being five weeks. The fiscal years ended December 31, 2006 includes 52 weeks and December 31, 2005 includes 48 weeks having commenced business on February 1, 2005.

Principles of Consolidation: The 2006 and 2005 (February 1, 2005 through December 31, 2005) financial statements include the accounts of Medical Solutions Management Inc and its wholly-owned subsidiary Ortho Supply Management, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2006.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. MSMI has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of customers and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on percentages applied to certain customers and accounts receivable aging categories. These percentages are based on management’s judgment and historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $72,663 is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular discipline or geographic area. A summary of concentrations in sales and accounts receivable as of and for the period ended December 31, 2006 is as follows:

	Customer
	A	B	C
Accounts Receivable	0%	14.3%	8.4%
Sales	17.9%	12.9%	12.6%

We do not manufacture the products that we provide to our customers. Instead, we rely on manufacturers and other suppliers for these products. We submit purchase orders for the products to one of our manufacturers or suppliers. Our manufacturers and suppliers have no written contractual obligation to accept any purchase order that we submit for customer product orders. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. A summary of concentration in purchases and accounts payable as of and for the period ended December 31, 2006 is as follows:

	Vendor
	A	B
Accounts Payable	23.2%	0.8%
Purchases	28.2%	11.3%

Other Receivables: Other receivables consist of third party claims for pharmaceuticals dispensed by physicians under workers compensation. These claims are acquired from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. The company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. However, if any claims are rejected by a payor as an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim. The claims are recorded at cost to the Company.

Inventories: Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of finished goods.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line balance method over the estimated useful lives of the assets, generally 3-5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance is completed usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

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

Our sources of revenue are generated from the sale of products and services.

Sales of products-sales of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model-Under this arrangement the clinic places an order with the Company, which then places the actual DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

•

Purchase as Dispensed Model- Under the “purchase as dispensed” model, the order and shipping process, payment terms, and pricing is the same as described above. However, in this model, the product remains the property of the Company upon delivery to the clinic. The product is included in the Company’s inventory held at the clinic site until it is dispensed to a patient. Once dispensed, it becomes billable to the clinic. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19 and determined all our sales of goods and products are required to be reported on a gross basis.

Sales of services-sales of third party billing and collection services and Physician Extenders services

•

Billing and Collection services model-The Company also provides certain clinics with third party billing and collection services. Under this program, the Company provides clinics with patient agreements which are filled in with DME product information dispensed to a patient along with proper coding. The Company periodically receives this information from the clinic and inputs it into an electronic billing system for transmittal, on behalf of the clinic, to the appropriate third party payers. The Company charges a fee for this service equal to a fixed percentage of the amounts actually collected by the clinic. The service fee revenue is recognized, on a net basis, upon collection of the third party billings and is invoiced to clinics on a monthly basis. We have evaluated the net sales reporting criteria set forth in paragraph 16 of EITF 99-19 and determined all our billing and collection services are required to be reported on a net basis. Billing and collection contract terms are for one to two years with termination subject to thirty days notice for cause, and 90 to 120 day notice without cause.

•

Physician Extenders (PE) services model- PE’s are generally Certified Athletic Trainers. These health care professionals are employed by the Company but work on site at one or more clinics. They assist the clinic in DME dispensing, inventory management, injury evaluation, prevention and rehabilitation. The Company charges a contractually agreed upon flat fee to the clinic for this service. The fee is invoiced monthly. Related fee revenue is recognized at the end of each month that the service has been provided and costs are included in cost of sales. Contract terms are generally the same as those of Billing and Collecting services.

•

Pharmacy Claims Servicing Revenue - During the fourth quarter, the Company entered into an arrangement whereby it would acquire dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. Under the arrangement, the company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. However, if any claims are rejected by a payer as an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156, Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. . We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and our cost basis in the claim.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

Advertising Costs: We expense advertising costs as incurred. Advertising expense was approximately $28,076 for the period ended December 31, 2006.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Common Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Common Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

Contracts that require physical settlement or net-share settlement; and

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

Registration Rights: We have issued financial instruments that are convertible into or exchangeable for our common stock. In some cases, in conjunction with the issuance of these financial instruments, we issued rights that under certain circumstances provide that we will register the underlying common stock shares with the Securities and Exchange Commission (“SEC”) so that such common stock shares may be resold by the holders (“registration rights”). For purposes of determining the accounting treatment for the financial instruments and any related registration rights, we assess whether the financial instrument and related registration rights represent one combined instrument or whether the financial instrument and related registration rights represent separate instruments.

We initially adopted View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks.

We elected early adoption of FASB Staff Position (FSP) EITF No. 00-19-2 This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

Accounting for Stock-Based Employee Compensation In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the year ending December 31, 2006.

Accordingly, the provisions of SFAS No. 123(R) using the “Modified Prospective Method” will apply to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of January 1, 2006 must be recognized as the requisite service is rendered on or after January 1, 2006. These new accounting rules will lead to a decrease in reported earnings. As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option. Our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations.

Prior to January 1, 2006, we accounted for stock-based compensation, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, under the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. We recognized stock-based compensation expense for all grants to consultants and for those grants to employees where the exercise prices were below the market price of the underlying stock at the measurement date of the grant.

We adopted SFAS No. 123(R) in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation in 2005:

	2005
	per share
Fair value and per share summary:
Net loss as reported	(778,474)	$(0.047)
Intrinsic value of employee options	0	$0.000
Fair value of options	(2,380)	$(0.000)
Proforma loss	(780,854)	$(0.047)

Disclosures for 2006 are not presented because stock-based compensation expense has been recognized in the consolidated financial statements by applying the fair value recognition provisions of SFAS No. 123R.

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

If we had generated earnings during the year ended December 31, 2006, we would have added 17,011,446 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The weighted average includes the weighted impact of 22,677,335 shares of non-vested “in the money” restricted common stock awards and detachable warrants associated with our preferred stock and convertible debt; 2,266,667 shares issuable upon the conversion of our preferred stock and 9,661,089 shares issuable upon the conversion of convertible debt.

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

The impact of warrants to purchase 4,748,001 shares of common stock were not included in the computation of diluted net income per share at December 31, 2005 because the exercise price of these warrants was greater than the average market price of a share of common stock during 2005 and the inclusion of such options would have been anti-dilutive.

Reclassifications: Certain amounts reported in the previous periods have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements:

On December 21, 2006, the FASB issued Staff Position (FSP EITF 00-19-2) Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We have adopted SAB 108 and have determined that it has no effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

(f/k/a CHINA MEDIA NETWORKS INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. Organization and Operations

Reverse Merger: On December 30, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc., CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. The equityholders of OrthoSupply Management Inc. exchanged their OrthoSupply Management, Inc. securities on a “1 for 1” basis for substantially identical securities of Medical Solutions Management Inc. and, accordingly, became equityholders of Medical Solutions Management Inc. Immediately after the closing, the prior shareholders of OrthoSupply Management, Inc. owned approximately 99% of the outstanding shares of Medical Solutions Management Inc.’s common stock.

OrthoSupply Management, Inc. acts as Medical Solutions Management Inc.’s operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc. Prior to consummation of the merger, Medical Solutions Management Inc. had no existing operations effective as of January 14, 2003. OrthoSupply Management, Inc., our wholly-owned subsidiary, has generated revenue from its operations since February 2005. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment, or DME, directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

2. Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Life	2006	2005
Office equipment	3 years	$17,680	$16,548
Furniture	5 years	23,751	21,580
Computer equipment	3 years	109,010	72,569
Less accumulated depreciation		(47,442)	(8,041)

net		102,999	102,656

current depreciation expense		$39,401	$8,041

3. Commitments and Contingencies

Facilities: Our operations are primarily conducted at our corporate offices located at our Marlboro, MA location. We lease this facility under an agreement commencing on March 1, 2006 and expiring on February 28, 2009 that requires a monthly installment of $3,580.63. We also have a business development office at our Andover, MA location. The term of this lease is for two years commencing July 1, 2006 and ending on June 30, 2008 at a monthly rental of $1,000.

Employment Agreements: We employ certain key personnel under “at will” employment agreements that may be terminated by either party at will with proper notification. Current obligations over the next twelve months under these agreements collectively total approximately $515,000. We have also entered into consulting agreements. These obligations are effective over the next twelve months and total approximately $36,000. Future commitments are summarized as follows:

	Classification
	Office Leases	Employment Agreements	Consulting Agreements
2006	$48,972	$111,677	$120,000
2007	54,968	125,000	0
2008	48,968	125,000
2009	7,161	41,838
2010
2011
Thereafter

Total	$117,097	$403,515	$120,000

4. Accrued Expenses

Significant items classified on the accompanying balance sheets as accrued expenses are as follows:

	2006	2005
Professional fees	$93,283	$10,000
Interest	61,303	0
Convertible debt penalties	160,000	0
Payroll	63,221	16,209
Other	57,654	6,391

	$435,461	$32,600

5. Income Taxes

The Company has approximately $3.6 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2006	2005
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	699	0

Total currently payable	699	0

Deferred:
Federal	976,540	255,332
State	151,167	39,525

Total deferred	1,127,707	294,857

Less increase in allowance	(1,127,707)	(294,857)
Net deferred	0	0

Total income tax provision (benefit)	$699	$0

	2006	2005
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$1,352,951	$294,857
Deferred tax asset arising from options issued for services	32,668	0
Deferred tax asset arising from allowance for doubtful accounts	36,946	0

Total	1,422,564	294,857
Less valuation allowance	(1,422,564)	(294,857)

Net deferred	$0	$0

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(1,352,951)	(294,857)
Deferred tax asset arising from warrants issued for services	(32,668)	0
Deferred tax asset arising from accrued compensation	(36,946)	0

Total	(1,422,564)	(294,857)

Net Deferred Income Taxes	$0	$0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

6. Long Term Debt

Convertible Debt

On June 28, 2006, we issued a $2.0 million convertible promissory note. The note bears interest at 6% per annum until paid or converted. Interest is payable quarterly commencing September 30, 2006. The convertible note matures on June 27, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

The convertible debt securities were issued with a non-detachable conversion feature and 16,000,000 detachable warrants. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Note to determine whether they are or are not clearly and closely related to the characteristics of the Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $0.207016 per share, subject to certain anti-dilution adjustments. Pursuant to the terms of the note, the conversion price will be reset (the “Reset Provision”) in the event we issue shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect.

The note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the Note are described below and include breaches of the Company’s obligations under the Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of December 31, 2006, the Company is not in default on any of its debt covenants.

Material Events that would cause default under the note include:

•	failure to pay principal or any premium on any note when due;

•	failure to pay any interest, late fees or liquidated damages on any note after a period of ten business days;

•	failure to perform other covenants under any note that is not cured by thirty-five days after notice;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $250,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction;

•	failure to maintain the required reservation of additional shares of authorized common stock;

In connection with the issuance of the convertible note, we entered into a Securities Purchase Agreement (the “SPA”) with Vicis Capital Master Fund (the “Purchaser”). The transaction closed on June 28, 2006. This SPA affirmed that the financing was a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, the Purchaser purchased a Senior Secured Convertible Note (“Note”) in aggregate the principal amount of which was $2,000,000 together with warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of our common stock. We also entered into a Security Agreement dated June 28, 2006 by and between the Company and the Purchaser (the “Security Agreement”), pursuant to which the note is secured by substantially all of the assets of the Company, including our intellectual property.

Interest is payable, in cash, at maturity and accrues at 6%. The entire principal amount of the note is payable on its maturity date of June 28, 2008, subject to earlier conversion, acceleration or redemption. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price of the common stock).

The 16,000,000 warrants permit the purchasers to purchase 8,000,000 shares of common stock at an exercise price of $0.375 per share and to purchase 8,000,000 shares of common stock at an exercise price of $0.345 per share and are exercisable from June 28, 2006 until June 27, 2011. They contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company evaluated the impact of the registration rights agreement on the embedded conversion feature and the Warrants and determined their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. Since the liquidated damages may be settled in shares at our discretion, we applied the criteria in EITF 00-19 and determined that the related instruments were equity instruments.

The terms of the convertible debentures include a reset conversion feature which provides for a reduction in conversion price of the debentures into shares of the Company’s common stock at a rate equal to the terms of any future offering. We have determined that the current conversion rate is fixed and determinate and will change only in circumstances under management’s control. Also, because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the written option is not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a) and, accordingly, was not separated from the host contract.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the convertible note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the notes equal to:

(i)	the difference between the stated conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $791,972 discount to the convertible notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return (that is, through the date of earliest conversion) using the effective yield method. Since the debt holder can realize the benefit of conversion immediately, we have recorded the entire discount as interest expense in the period in which the note was issued.

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value resulted in a discount of $1,208,808. This discount will be amortized to interest expense over the term of the note using the effective yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

Face amount of note	$2,000,000
Amortization of discount through 2007	(567,366)
Amortization of discount through 2008	(413,957)

Current carrying value	$998,677

Registration Rights Agreement

In connection with issuance of the note and warrants, we entered into an Amended and Restated Investor Rights Agreement with the purchaser under which we are obligated to register with the SEC the shares of common stock underlying the note and warrants. Under the Registration Rights Agreement, we are required to file a registration statement within thirty days of the closing of the sale of the notes and to have the registration statement declared effective by the SEC within 120 days of that closing. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k) under the Securities Act of 1933. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay each holder of the Notes or Warrants an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

The Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the notes and warrants. If we fail to have the registration statement declared effective within the specified period, we would be required to pay liquidated damages to the investor(s) until:

•	the registration statement is declared effective;

•	effectiveness is maintained for a prescribed period; or

•

the Purchasers are no longer incurring damages for the Company’s failure to register the securities (e. g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the note and are capped at 16%. As of December 31, 2006, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement are shares with an underlying market value of $160,000.

Adoption of FSP EITF 00-19-2:

This FASB Staff Position, FSP EITF 00-19-2, addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

Initially, we determined that the transfer of consideration under the registration payment arrangement was not probable and, accordingly, did not allocate a portion of the proceeds to the financing transaction. At December 31, 2006 (subsequent to the inception of the arrangement) we determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. We estimated the penalty amount to be $160,000 and recognized the related contingent liability and charged earnings for a like amount. The carrying amounts of other instruments that were originally issued together with the separately recognized registration payment arrangement were not adjusted upon adoption of this FSP.

Prior to the adoption of FSP EITF 00-19-2, we treated the registration rights agreement under View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. The financial instruments were classified as equity under the provisions of Issue 00-19, and the registration rights agreement was accounted for under FAS 133.

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

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated as recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” We currently carry an allowance for all deferred taxes and, therefore we do not believe the adoption of this pronouncement will have any impact on our financial statements.

Other Notes Payable

On November 28, 2006, we issued an unsecured promissory note in the amount of $200,000. The note bears interest at 16%. Interest is payable at maturity, May 15, 2007. The note may be converted to common stock, at the election of the holders, upon the completion of qualified financing of at least $2.5 million. The conversion formula will be set at the time the qualified financing terms are determined.

On December 21, 2006, we issued an unsecured promissory note in the amount of $400,000. The note bears interest at 5%. Interest is payable at maturity, February 21, 2007. The note may be extended to April 21, 2007 upon the payment of 2,666,667 warrants to purchase our common stock at an exercise price of $2.00 per share.

7. Stockholders’ Deficiency

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

Recent Sales of Unregistered Securities

Business Combination Transaction and Reverse Merger

On December 30, 2005, we acquired 100% of OrthoSupply Management, Inc. in a business combination that was structured as a reverse merger of our then wholly-owned subsidiary CMNW Acquisition Corporation with and into OrthoSupply Management, Inc. In connection with the merger and the transactions contemplated thereby, we issued 19,696,619 shares of common stock and 5,777,335 common stock purchase warrants to the former principal owners of OrthoSupply and others.

Immediately after the closing, the shareholders of OrthoSupply owned approximately 99% of our outstanding shares of common stock.

Common Stock Issued for Services

On December 30, 2005, we issued 680,000 shares each to two consultants as commissions earned in raising capital through our Preferred Stock Offering. The shares were valued based upon the value of the services rendered determined to be $34,000 each or $0.05 per share.

In March 2006, we issued 60,000 shares to Mark Baum for legal fees. The shares were valued based upon the estimated fair value of the shares determined to be $15,000 or $0.25 per share.

Common Stock Issued upon conversion of Preferred Stock

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

Treasury Stock

On June 28, 2006 we received 1,694,419 shares of our common stock from a shareholder. The shares were accounted for as contributed capital at the time of receipt and valued at $0.30 per share. We determined the principal to principal market was the most active market at the time of receipt. Documented exchanges in that market indicated a current value of $0.30 per share. The shares were subsequently retired and the entire amount o $508,326, was applied as a reduction of our paid-in capital under the cost method.

Summary of Warrant Activity

The Series A Preferred was issued with 2,266,667 “A” and 2,266,667 “B” detachable warrants. Exercise prices are $1.25 and $1.75 respectively and expire five years from the date of the effective registration statement (currently estimated 2011). The convertible debt was issued with two blocks each of 8,000,000 detachable warrants exercisable at $0.345 and $0.375 respectively We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superceded by FSP 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding January 1	5,777,335	$1.45	0	$0.00
Granted during year	16,000,000	0.36	5,777,335	1.45
Exercised	0	0.00	0	0.00
Lapsed	0	0.00	0	0.00

Outstanding at December 31	21,777,335	$0.65	5,777,335	$1.45

Weighted average years remaining		5.33		5.00

The following table summarizes the status of our aggregate warrants as of December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price
$0.30-$.75	16,214,667	$0.37	5.5	16,214,667	$0.37
$0.76-$1.75	5,562,668	$1.47	4.9	5,562,668	$1.47

Total Shares	21,777,335			21,777,335

Summary of Options Activity

We adopted SFAS No. 123(R) beginning January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, our operating loss, loss before income taxes and net loss for 2006 were no different than had we had continued to account for stock-based compensation to employees under APB 25. We did not grant any employee options in 2006 nor was there a material amount of deferred, unrecognized compensation at the date of adoption. We recognized $87,581 of expense associated with the grant of options to non-employees in 2006. Such options were fully vested at December 31, 2006. We continue to recognize the fair value of awards granted to non-employees. The adoption of SFAS No. 123R had no impact on our net cash used in operating or provided by financing activities for 2006.

In estimating the fair value of stock-based compensation, we use the quoted market price of our common stock as determined in the most active market for stock awards, and the Black Scholes Option Pricing Model for stock options and warrants. We estimate future volatility based on past volatility of our common stock; and we estimate the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In computing fair value we used the following assumptions:

	Fiscal Years Ended December 31,
	2006	2005
Risk-free interest rate	5.25%	4.35%
Dividend yield	0.00%	0.00%
Expected volatility	75%	50%
Expected term (in years)	4.0	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2005	600,000	$0.01
Granted	300,000	0.01
Exercised	0	0.00
Lapsed	0	0.00

Options outstanding at December 31, 2006	900,000	0.01	2.8	$4,041,000

Options exercisable at December 31, 2006	900,000	$0.01	2.8	$4,041,000

*	Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average grant date fair value	Aggregate intrinsic value*
Options subject to future vesting at December 31, 2005	100,000	$0.01
Options issued during 2006	300,000	$0.29
Options forfeited or lapsed		$0.00
Options vested during 2006	(400,000)	$0.22

Options subject to future vesting at December 31, 2006	0	0	0

Aggregate intrinsic value of outstanding options at December 31, 2006 was approximately $ 4,041,000. Aggregate intrinsic value of vested options at December 31, 2006 was approximately $ 4,041,000.

As of December 31, 2006, there was no unrecognized compensation cost related to options.

Stock Option Plan: On July 31, 2006, the Company adopted the 2006 Equity Incentive Plan. This Plan is intended to encourage ownership of the Company’s common stock by employees, consultants and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The term of the Plan is ten years from the date of its adoption unless earlier terminated by the Board. The number of shares of common stock to be issued pursuant to awards under the Plan may not exceed three million (3,000,000) shares of common stock. Both incentive stock options and non-qualified options as well as restricted stock awards may be issued under the Plan. The Plan shall be administered by the Committee, however, the Company’s Board of Directors may itself exercise any of the powers and responsibilities assigned the Committee. The Committee may grant awards to any employee or consultant to the Company and its affiliates or to any non-employee member of the Board. However, only employees of the Company are eligible for the grant of an incentive stock option. Further, in no event shall the number of shares of common stock covered by an options or other awards granted to any one person in any one calendar year (or portion of a year) ending after such date exceed fifty percent (50%) of the aggregate number of shares of common stock subject to the Plan.

8. Management’s Plan

There is substantial doubt about the Company’s ability to continue as a going concern. Our main objectives for the next 12 months will be continuing our ability to finance our business, focusing on expanding revenue in key locations across the country, and applying our service expertise to additional market applications. Our current cash availability will support current operations through the first five months of 2007. Our current monthly burn rate is about $400,000. We anticipate that we need to complete additional follow-on financing to support current working capital needs, new business opportunities and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2007, we plan to build our sales force from our current level 6 sales people to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We plan to hire a Vice President of Operations and additional field support resources to enhance the effectiveness of our services and support the growth in new clinics during 2007. We expect these additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. We also plan to increase our resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control.

We do not anticipate devoting our resources to research and development in fiscal year 2007. We intend to continue adding to our product and service offerings that will generate new revenue opportunities, including acquiring, financing, billing and collecting third party claims.

Subsequent events

On January 18, 2007, we issued a promissory note in the principal amount of $200,000 in favor of Vicis Capital Master Fund. The maturity date of the note is March 31, 2007. Interest accrues under the note at the rate of 5% per annum. We are permitted to prepay principal and interest under the note at any time without penalty. In the event we do not repay all outstanding principal and interest under the note on or before March 31, 2007, the maturity date of the note will be extended to May 30, 2007 and we will be obligated to issue to Vicis a warrant to purchase 1,333,334 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. Since we did not repay the note and accrued interest thereon on before the maturity date of March 31, 2007, the maturity date was automatically extended to May 30, 2007, and we are obligated to issue the warrant.

On February 20, 2007, we issued a promissory note in the principal amount of $450,000 in favor of Vicis Capital Master Fund. The maturity date of the note is April 30, 2007. Interest accrues under the note at the rate of 5% per annum. We are permitted to prepay principal and interest under the note at any time without penalty. In the event we do not repay all outstanding principal and interest under the note on or before April 30, 2007, the maturity date of the note will be extended to June 30, 2007 and we will be obligated to issue to Vicis a warrant to purchase 3,000,000 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years.

On February 21, 2007, the promissory note we issued on December 21, 2006 in the principal amount of $400,000 in favor of Vicis Capital Master Fund became due and payable along with accrued interest thereon. Because we did not repay all outstanding principal and interest under the note on or before February 21, 2007, the maturity date of the note was automatically extended to April 21, 2007 and we are obligated to issue to Vicis a warrant to purchase 2,666,667 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years.

On March 16, 2007, the Company entered into a Revolving Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign established a revolving line of credit in favor of the Company in the aggregate principal amount of $1,500,000. The Company’s right to request loans under this agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under this agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. The Company is required to pay to Sovereign a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12. On March 22, 2007, the Company borrowed $300,000 and on April 2, 2007 we borrowed an additional $500,000 for an aggregate principal amount of borrowings totaling $800,000. under this line of credit.

On March 16, 2007 and in connection with the transactions consummated by the Sovereign agreement, (i) Custodial Trust Company (“CTC”) issued an irrevocable letter of credit in favor of Sovereign up to an aggregate amount of $1,530,000, which letter of credit expires on March 15, 2008, and (ii) the Company, CTC and Vicis Capital Master Fund entered into a Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Agreement”) pursuant to which the Company agreed to reimburse CTC for any payments CTC is required to make under the letter of credit it issued in favor of Sovereign. Vicis guaranteed the Company’s performance of such obligations and in connection therewith deposited with CTC certain of its assets.

The Company, Vicis and OrthoSupply Management, Inc., a wholly-owned subsidiary of Medical Solutions Management Inc., also entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement and issued to Vicis a warrant to purchase 3,060,000 shares of the Registrant’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Registrant also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC (“Midtown”) for services rendered to the Registrant in connection with the transactions described herein. OrthoSupply guaranteed the Registrant’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis, the Company is obligated to issue to Vicis warrants to purchase a number of shares of it’s common stock equal to 200% and to issue Midtown warrants to purchase a number of shares of its common stock equal to 10% of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

9. Restatement of Financial Statements

In connection with the registration of certain securities on Form SB-2, during the fall of 2006 we received a comment letter from the staff of the Securities and Exchange Commission asking for additional information regarding our Preferred Stock. Upon review, we have determined that we have accounted for our Preferred Stock in error. Previously, we classified the Preferred Stock as a component of stockholders’ equity, however, we have subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within our control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. We also changed the carrying value from stated redemption value to fair value measured initially at the gross proceed less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. We also reclassified $13,222 of stock subscriptions in which payment was not received until after the balance sheet date. Accordingly we have reduced previously stated total stockholders’ equity by the carrying value of the preferred stock of $1,346,555. These changes also increased additional paid-in capital by the combined amounts of the preferred offering costs and subscriptions receivable of $353,445 and $13,222 respectively or a total of $366,667.

We have also determined our previous accounting for the reverse merger was in error. For financial reporting purposes, OrthoSupply Management, Inc. was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, December 30, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The restated Statement of Stockholders’ Equity in compliance with U.S. GAAP eliminates all references to China Media Networks International, Inc. prior to the recapitalization and replaces it with a reporting of the chronological transactions of the deemed accounting acquirer, Ortho Supply Management, Inc. Because OrthoSupply Management, Inc. began business in 2005, there are no transactions for all periods preceding 2005. The restated treatment of the acquisition as a recapitalization had no impact on previously stated stockholders’ equity accounts but the chronological issuance of shares of OrthoSupply Management, Inc. differed from the chronological issuance of shares of China Media Networks International, Inc. The change in reporting resulted in the weighted average shares outstanding during 2005 to increase from 503,142 to 16,539,181. The resultant impact on loss per share was to reduce the loss per share from $1.55 to $0.047. The weighted average shares and resultant impact on earnings per share are detailed in the following table. We have restated our Balance Sheet as of December 31, 2005 and the Statements of Operations and Shareholders’ Deficit for the year then ended to correctly reflect these items.

Schedule of Journal entries:

Adjustment 1
Common stock subscriptions receivable	13,222
Additional paid-in capital		13,222
to establish subscription receivable account as a component of paid-in capital

Adjustment 2
Preferred stock	353,445
Additional paid-in capital		353,445
to reclassify Preferred stock offering expenses as a reduction in the carrying value of the Preferred instead of a reduction of common stock additional paid-in capital and adjust the carrying value of the preferred from redemption value to fair value estimated as proceeds net of direct offering costs

Schedule of adjustments and impact on amounts previously reported and the revised balances:

	As reported	Adjustment 1	Adjustment 2	Restated
Balance Sheet:
Redeemable preferred stock	1,700,000		(353,445)	1,346,555
Common stock	1,974			1,974
Additional paid-in capital	(233,784)	13,222	353,445	132,883
Subscriptions receivable	0	(13,222)		(13,222)
Accumulated deficit	(778,474)			(778,474)
Total Shareholder Deficiency	689,716		(1,346,555)	(656,839)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant

10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 August 8, 2006)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2 filed on August 8, 2006)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

Exhibit No.	Description
10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2006)

10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement (enter Professional LLC, d/b/a) Steadman Hawkins Clinic-Denver

10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc.

10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C.

10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C.

10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder

10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C.

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Maser Fund on June 28, 2006

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Michael F. Cronin, CPA

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.