Form 10QSB
period 2007-03-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-05-14
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 10, 2007, there were 20,446,729 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Explanatory Notes

Unless the context otherwise requires, in this quarterly report on Form 10-QSB the term “MSMI” refers Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc.

Note on Forward-Looking Information

Except for historical facts, the statements in this quarterly report on Form 10-QSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business” in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

PART I FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheet (unaudited)

March 31, 2007

As of March 31, 2007
Assets
Current Assets
Cash & cash equivalents	$7,489
Trade accounts receivable, net	772,359
Other receivables, net	412,095
Inventory	222,656
Prepaid expenses	52,844

Total current assets	1,467,443
Property & equipment (net)	112,091

Total assets	$1,579,534
Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$303,687
Accrued expenses	619,043
Advances payable	186,154
Accrued note extension expense	8,676,888
Borrowings from revolving line of credit due in less than one year	300,000
Notes payable due in less than one year	1, 050,000
Convertible notes payable due in less than one year	236,588

Total current liabilities	11,372,360
Convertible notes payable –long term (net)	1,119,366

Total long-term liabilities	1,119,366

Total Liabilities	12,491,726
Stockholders’ Deficiency
Preferred stock-5,000,000 authorized $0.001 par value-none issued and outstanding
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,045
Additional paid in capital	15,039,749
Accumulated Deficit	(25,953,986)

Total Stockholders’ Deficiency	(10,912,192)

Total Liabilities & Stockholder’s Deficiency	$1,579,534

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statement of Operations from January 1, 2007 to March 31, 2007 (unaudited)

and the comparative period for Fiscal Year 2006

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
		(Restated)
Revenue:
Sales of Medical Products	$649,935	$125,793
Service Revenue	81,899	27,870

Total revenue	$731,834	$153,663

Cost of Sales:
Cost of Medical Products	403,295	92,016
Cost of Services	146,743	17,907

Costs Applicable to Sales & Service Revenue	550,038	109,923

Gross Profit	181,796	43,740
	24.8%	28.5%
Selling, General & Administrative Expenses	1,079,423	493,975
Revolving line of credit financing expense	11,471,023	0
Note extension penalty expense	8,676,888	0

Total Operating Expenses	21,227,334	493,975

(Loss) Before Other Income (Expense)	(21,045,538)	(450,235)
Other Income (Expense)
Interest Income	886	2009
Interest Expense	(169,854)	0

Interest (expense), net	(168,968)	2009

(Loss) Before Income Taxes	(21,214,506)	(448,895)

Income Taxes	3,162	669

Net Loss available to common shareholders	$(21,217,668)	$(448,895)

Basic and Diluted Net Loss Per Common Share	$(1.04)	$(0.02)

Weighted Average Common Shares Outstanding (Basic)	20,446,729	19,766,201

Medical Solutions Management Inc.

Consolidated Statement of Cash Flows from January 1, 2007 to March 31, 2007 (unaudited)

and the comparative period for Fiscal Year 2006

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
		(Restated)
Cash Flows from Operating Activities:
Net Income	$(21,217,668)	$(448,895)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	22,832	29,702
Depreciation & Amortization	14,021	8,800
Amortization of debt discount	129,233	0
Stock and options issued for services	0	15,000
Fair value of warrants issued for revolving line of credit financing	11,471,023	0
Fair value of warrants issuable for extension on maturity of notes	8,676,888	0
Changes in Operating Assets & Liabilities
Trade accounts receivable	(410,941)	(55,136)
Other receivables	(286,882)	0
Inventory	(1,323)	(31,258)
Prepaid expenses	(16,898)	(6,869)
Accounts payable	(22,476)	(174,969)
Accrued expenses	183,581	143,047
Advances payable	186,154	0

Net cash used by operating activities	(1,272,456)	(520,578)

Cash Flows from Investing Activities:
Purchase of Equipment	(23,113)	(2,321)

Net cash used by investing activities	(23,113)	(2,321)

Cash Flows from Financing Activities:
Proceeds from borrowings	650,000	0
Proceeds from borrowings from revolving line of credit	300,000	0

Net cash used by financing activities	950,000	0

Net Change In Cash	(345,569)	(522,899)
Cash-Beginning	353,058	699,740

Cash-Ending	$7,489	176,841

See Notes to Interim Financial Statements
Supplemental disclosure of non-cash transactions:
Value of common stock warrants issued for services and financing charges	11,471,023	0

See Notes to Unaudited Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIALS STATEMENTS

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Amounts from 2006 may also be reclassified to conform to current 2007 classifications. On an on going basis, the Company evaluates its estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month period ended March 31, 2007 and April 1, 2006. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

On December 21, 2006, FASB Staff Position (FSP EITF 00-19-2) Accounting for Registration Payment Arrangements, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

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

4. Notes Payable

Convertible Note Payable

On June 28, 2006, we issued a $2.0 million convertible promissory note (the “Note”). The Note bears interest at 6% per annum until paid or converted and interest is payable quarterly commencing September 30, 2006. The Note matures on June 27, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

The Note was issued with a non-detachable conversion feature and 16,000,000 detachable warrants. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133).

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

Material events that would cause default under the Note include:

•	failure to pay principal or any premium on any Note when due;

•	failure to pay any interest, late fees or liquidated damages on any Note after a period of ten business days;

•	failure to perform other covenants under any Note that is not cured by thirty-five days after notice;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $250,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction; and

•	failure to maintain the required reservation of additional shares of authorized common stock.

On June 28, 2006, we entered into a Securities Purchase Agreement (the “SPA”) with Vicis Capital Master Fund (“Vicis”). This SPA affirmed that the financing was a private placement to accredited investors and accordingly exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, Vicis purchased a Senior Secured Convertible Note (“Note”) in aggregate the principal amount of which was $2,000,000 together with warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of our common stock. We also entered into a Security Agreement dated June 28, 2006 by and between the Company and the Vicis (the “Security Agreement”), pursuant to which the Note is secured by substantially all of the assets of the Company, including our intellectual property.

Interest is payable, in cash, at maturity and accrues at 6%. The entire principal amount of the Note is payable on its maturity date of June 28, 2008, subject to its earlier conversion, acceleration or redemption. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price of the common stock).

The 16,000,000 Warrants permit the Vicis to purchase 8,000,000 shares of common stock at an exercise price of $0.375 per share and to purchase 8,000,000 shares of common stock at an exercise price of $0.345 per share and are exercisable from June 28, 2006 until June 27, 2011. The Warrants contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

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

The terms of the convertible debentures include a reset conversion feature which provides for a reduction in conversion price of the debentures into shares of the Company’s common stock at a rate equal to the terms of any future offering. The Company has determined that the current conversion rate is fixed and determinate and will change only in circumstances under management’s control. Also, because the conversion option is indexed to its own stock and a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the written option is not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a) and, accordingly, was not separated from the host contract.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we determined that the Note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the Notes equal to:

(i)	the difference between the stated conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the Notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $791,972 discount to the Notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return (that is, through the date of earliest conversion ) using the effective yield method. Because the debt holder can realize the benefit of conversion immediately, we have recorded the entire discount as interest expense in the period in which the Note was issued.

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value resulted in a discount of $1,208,028. This discount is being amortized to interest expense over the term of the Note using the effective yield method. A schedule of accretion of the carrying value of the Note and corresponding amortization of discount is as follows:

Face amount of note	$2,000,000
Amortization of discount through 2007	(466,676)
Amortization of discount through 2008	(413,957)

Current carrying value	$1,119,366

Investor Rights Agreement

In connection with issuance of the Note and Warrants, on June 28, 2006 the Company entered into an Amended and Restated Investor Rights Agreement (the Investor Rights Agreement) with the Vicis and certain other stockholders, pursuant to which the Company is obligated to register with the SEC the shares of common stock underlying the Note and Warrants. Under the Investor Rights Agreement, the Company is required to file a registration statement with respect to certain securities within thirty days of the closing of the sale of the Notes and to have the registration statement declared effective by the SEC within 120 days of that closing. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay each holder of the Notes or Warrants an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

The Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the Notes and Warrants. If the Company fails to have the registration statement declared effective within the specified period, we would be required to pay liquidated damages to the investor(s) until:

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

Adoption of FSP EITF 00-19-2:

This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

Initially, the Company determined that the transfer of consideration under the registration payment arrangement was not probable and, accordingly, did not allocate a portion of the proceeds to the financing transaction. At December 31, 2006 (subsequent to the inception of the arrangement), the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. We estimated the penalty amount to be $160,000 and recognized the related contingent liability and charged earnings for a like amount. The carrying amounts of other instruments that were originally issued together with the separately recognized registration payment arrangement were not adjusted upon adoption of this FSP.

Prior to the adoption of FSP EITF 00-19-2, the Company treated the registration rights agreement under View C as described in the EITF Issue No. 05-4 Issue Summary No. 1. Under View C, registration rights agreements and the associated financial instruments are accounted for as separate instruments. The financial instruments were classified as equity under the provisions of Issue 00-19, and the registration rights agreement was accounted for under FAS 133.

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

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholders’ equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” The Company currently carries an allowance for all deferred taxes and, therefore the Company does not believe the adoption of this pronouncement will have any impact on its financial statements.

Other Notes Payable

On November 28, 2006, the Company issued an unsecured promissory note in the original principal amount of $216,000 in exchange for $200,000 in cash. The original principal amount of this note is payable at maturity, May 15, 2007 after which time interest will accrue at 18% per annum. This note may be converted to common stock, at the election of the holder, upon the completion of qualified financing of at least $2.5 million. The conversion formula will be set at the time the qualified financing terms are determined.

On December 21, 2006, the Company issued an unsecured promissory note in the amount of $400,000. This note bears interest at 5% and interest is payable at maturity, February 21, 2007. The Company is permitted to prepay principal and interest under this note at any time without penalty. In the event the Company does not repay all outstanding principal and interest under this note on or before February 21, 2007, the maturity date of this note will be extended to April 21, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 2,666,667 shares of common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. Because the Company did not repay this note and accrued interest thereon on or before the maturity date of February 21, 2007, the maturity date was automatically extended to April 21, 2007, and the Company is obligated to issue the warrant.

On January 18, 2007, the Company issued a promissory note in the principal amount of $200,000 in favor of Vicis. The maturity date of this note is March 31, 2007 and interest accrues under this note at the rate of 5% per annum. The Company is permitted to prepay principal and interest under this note at any time without penalty. In the event the Company does not repay all outstanding principal and interest under this note on or before March 31, 2007, the maturity date of this note will be extended to May 30, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 1,333,334 shares of common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. Because the Company did not repay this note and accrued interest thereon on or before the maturity date of March 31, 2007, the maturity date was automatically extended to May 30, 2007, and the Company is obligated to issue the warrant.

The Company issued to Vicis a warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis on April 17, 2007, in order to satisfy the extension obligations of the promissory notes issued to Vicis on December 21, 2007 in the principal amount of $400,000 and the promissory note issued on January 18, 2007 in the principal amount of $200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrant was calculated to be $8,676,888 using the Black Scholes Option Pricing model as of the date of issuance. This amount was accounted for as an accrued expense in the quarter ended March 31, 2007, in order to recognize the expense in the period in which the obligation to issue the warrant occurred. In April, 2007, the period in which the warrant was issued, the $8,676,888 was reclassed from accrued expense to additional paid in capital.

On February 20, 2007, the Company issued a promissory note in the principal amount of $450,000 in favor of Vicis. The maturity date of this note is April 30, 2007. Interest accrues under this note at the rate of 5% per annum. The Company is permitted to prepay principal and interest under this note at any time without penalty. In the event the Company does not repay all outstanding principal and interest under this note on or before April 30, 2007, the maturity date of this note will be extended to June 30, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 3,000,000 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years.

Sovereign Bank Revolving Line of Credit Agreement. On March 16, 2007, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign”) pursuant to which Sovereign established a revolving line of credit in favor of the Company in the aggregate principal amount of $1,500,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. The Company is required to pay to Sovereign a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12. On March 22, 2007, the Company borrowed $300,000 under the Line Credit. On April 2, 2007, the Company borrowed an additional $500,000 under the Line of Credit, for an aggregate principal amount of borrowings totaling $800,000 under this Line of Credit.

In connection with the transactions consummated with the Sovereign Line of Credit Agreement, (i) Custodial Trust Company (“CTC”) issued an irrevocable letter of credit in favor of Sovereign up to an aggregate amount of $1,530,000, which letter of credit expires on March 15, 2008, and (ii) the Company, CTC and Vicis entered into a Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Agreement”) pursuant to which the Company agreed to reimburse CTC for any payments CTC is required to make under the letter of credit it issued in favor of Sovereign. Vicis guaranteed the Company’s performance of such obligations and in connection therewith deposited with CTC certain of its assets.

The Company, Vicis and OrthoSupply Management, Inc. (“OrthoSupply”), a wholly-owned subsidiary of Medical Solutions Management Inc., also entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement and issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC (“Midtown”) for services rendered to the Company in connection with the transactions described herein. OrthoSupply guaranteed the Company’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis it is obligated to issue to Vicis and Midtown warrants to purchase a number of shares of common stock equal to 200% (in the case of Vicis) and 10% (in the case of Midtown) of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

The warrants, issued on March 16, 2007, to purchase an aggregate of 3,213,000 shares, were estimated at a value of $11,471,023. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance.

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

As of March 31, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares issued and vested during the three-month period ended March 31, 2007 was $0.

Summary of Warrant Activity

In connection with the Guarantee Fee, Reimbursement and Indemnification Agreement with Vicis and CTC, more fully explained under the Sovereign Bank Revolving Line of Credit Agreement above, the Company issued a warrant to purchase 3,060,000 shares of common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to the Company in connection with the transactions noted above. These warrants, issued on March 16, 2007, to purchase an aggregate of 3,213,000 shares, were estimated at a fair value of $11,471,023 using the Black Scholes Option Pricing model. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The following table summarizes the status of our aggregate warrants as of March 31, 2007:

	Warrants Outstanding		Weighted average remaining life in years	Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price		Shares	weighted average exercise price
$0.30-$.75	16,214,667	$0.37	5.5	16,214,667	$0.37
$0.76-$1.75	5,562,668	$1.47	4.9	5,562,668	$1.47
$1.00	3,213000	$1.00	5.0	3,213,000	$1.00

Total Shares	24,990,335.69		5.29	24,990,335	$.69

Summary of Options Activity

We adopted SFAS No. 123(R) beginning January 1, 2006. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s operating loss, loss before income taxes and net loss for 2006 were the same as when the Company had continued to account for stock-based compensation to employees under APB 25. The Company did not grant any employee options in 2006 nor was there a material amount of deferred, unrecognized compensation at the date of adoption. The Company recognized $87,581 of expense associated with the grant of options to non-employees in 2006. These options were fully vested at December 31, 2006. The Company continues to recognize the fair value of awards granted to non-employees. The adoption of SFAS No. 123R had no impact on the Company’s net cash used in operating or provided by financing activities for 2006.

In estimating the fair value of stock-based compensation, the Company uses the quoted market price of common stock as determined in the most active market for stock awards, and the Black Scholes Option Pricing Model for stock options and warrants. The Company estimates future volatility based on past volatility of our common stock; and the Company estimates the expected length of the option on several criteria, including the vesting period of the grant, and the expected volatility. In computing fair value, the Company used the following assumptions:

	Period Ended March 31,
	2007	2006
Risk-free interest rate	5.00%	4.35%
Dividend yield	0.00%	0.00%
Expected volatility	100%	75%
Expected term (in years)	4.5	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2006	900,000	$0.01		$4,041,000
Granted		0.00
Exercised	(25,000)	0.01
Lapsed/forfeited	(75,000)	0.01

Options outstanding at March 31, 2007	800,000	0.01	2.6	$1,792,000

Options exercisable at March 31, 2007	800,000	$0.01	2.6	$1,792,000

*	Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

*	Includes options to purchase an aggregate 500,000 shares of common stock of OrthoSupply to be converted to substantially equivalent options in the Company in accordance with the 2006 Equity Incentive Plan.

Aggregate intrinsic value of outstanding options at March 31, 2007 was approximately $ 1,792,000. Aggregate intrinsic value of vested options at March 31, 2007 was approximately $ 1,792,000.

As of March 31, 2007, there was no unrecognized compensation cost related to options.

Stock Option Plan: On July 31, 2006, the Company adopted the 2006 Equity Incentive Plan. This Plan is intended to encourage ownership of common stock by employees, consultants and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The term of the Plan is ten years from the date of its adoption unless earlier terminated by the Board. The number of shares of common stock to be issued pursuant to incentive stock options may not exceed three million (3,000,000) shares of common stock. Both incentive stock options and non-qualified options, as well as restricted stock awards, may be issued under the Plan. The Plan shall be administered by the Committee, however, the Board may itself exercise any of the powers and responsibilities assigned the Committee. The Committee may grant awards to any employee or consultant to the Company and its affiliates or to any non-employee member of the Board. However, only employees of the Company are eligible for the grant of an incentive stock option. Further, in no event shall the number of shares of common stock covered by options or other awards granted to any one person in any one calendar year (or portion of a year) ending after such date exceed fifty percent (50%) of the aggregate number of shares of common stock subject to the Plan.

As of April 1, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended April 1, 2006 was $0.

6. Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $25,953,986 as of March 31, 2007, including an aggregate of $20,147,911 resulting from the valuation of warrants expensed during the three month period ending March 31, 2007. Operating activities consumed $1,272,706 in cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s two main objectives for fiscal year 2007 are to continue its ability to finance the Company and to focus on expanding revenue in key locations across the country. The Company also plans to expand its billing and collecting services to new markets, including pharmaceutical prescriptions. In connection with this expansion, the Company is in the process of seeking asset based financing to support this business. The Company expects that our current cash availability will support current operations through May 2007; however, the Company is anticipating increasing its revolving line of credit with Sovereign Bank to maintain its liquidity until additional financing can be secured. In addition, on April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. The Company’s current monthly cash burn rate is approximately $450,000. The Company anticipates that it will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, the Company hopes to expand the business organically and acquisitively.

The Company’s plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2007, the Company plans to build its sales force from its current level of six sales people to ten sales people. The Company currently plans to hire two regional sales managers in the Southwest and the west coast of the United States. The plan also includes support programs for the sales efforts including marketing, communications and program literature.

The Company has increased its resources in accounting and administration by recently hiring a staff accountant. In January 2007, the Company hired a Vice President of Operations and added five additional employees to enhance and support our service group. During the three months ended March 31, 2007, the Company also hired five additional physician extenders in order to further support its current service model. The Company expects to hire additional administrative and field support resources to support the growth in new clinics during 2007 and beyond.

The Company does not anticipate devoting its resources to research and development in fiscal year 2007 at the current time.

7. Restatement of Financial Statements

In connection with the filing of a registration statement on Form SB-2, the Company received a comment letter from the staff of the Securities and Exchange Commission asking for additional information regarding its Preferred Stock. Upon review, the Company determined that it had accounted for our Preferred Stock in error. Previously, the Company classified the Preferred Stock as a component of stockholders’ equity, however, the Company has subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within its control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. The Company also changed the carrying value from stated redemption value to fair value measured initially at the gross proceeds less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly the Company has reduced previously stated total stockholders’ equity by the carrying value of the preferred stock, or $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445. Pursuant to the Exchange Agreement among the Company, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Company’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Company issued such shareholders shares of the Company’s common stock. As a result, there are no shares of Series A Preferred Stock presently outstanding.

The Company has also determined our previous accounting for the reverse merger was in error. For financial reporting purposes, Ortho Supply Management, Inc. was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, December 31, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The restated Statement of Stockholders’ Equity in compliance with U.S. GAAP eliminates all references to China Media prior to the recapitalization and replaces it with a reporting of the chronological transactions of the deemed accounting acquiror, Ortho Supply Management, Inc. Because OrthoSupply Management, Inc. began business in 2005, there are no transactions for all periods preceding 2005. The restated treatment of the acquisition as a recapitalization had no impact on previously stated stockholders’ equity accounts but the chronological issuance of shares of OrthoSupply Management, Inc. differed from the chronological issuance of shares of China Media Networks International, Inc. The change in reporting resulted in the weighted average shares outstanding during 2005 increased from 503,142 to 16,414,419. The Company has restated its Balance Sheet as of April 1, 2006 and the Statements of Operations and Shareholders’ Deficit for the period then ended to correctly reflect these items.

8. Subsequent Events

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (“Purchase Agreement”) with Vicis and Apogee Financial Investments Inc. (“Apogee”). Pursuant to the Purchase Agreement, the Company issued (1) two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of common stock at a conversion price of $0.30 per share, (2) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and (3) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The debentures mature on March 30, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that the Note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the Notes equal to:

(i)	the difference between the stated conversion rate and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the Notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance the Company recorded a $440,820 discount to the Notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date at which the debt holder can realize that return (that is, through the date of earliest conversion ) using the effective yield method. Because the debt holder can realize the benefit of conversion immediately, the Company has recorded the entire discount as interest expense in the period in which the Note was issued.

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value is expected to result in a discount of $825,180. This discount will be amortized to interest expense over the term of the Note using the effective yield method. A schedule of accretion of the carrying value of the Note and corresponding amortization of discount is as follows:

Face amount of note	$1,266,000
Amortization of discount through 2007	(119,533)
Amortization of discount through 2008	(390,222)

Amortization of discount through 2009	(315,425)

Carrying value on April 17, 2007	$825,180

As consideration for the debentures and warrants, Vicis surrendered the promissory note in the principal amount of $450,000 issued on February 20, 2007, the promissory note in the principal amount of $200,000 issued on January 18, 2007, and the promissory note in the principal amount of $400,000 issued on December 21, 2006. As consideration for the debenture and warrants, Apogee surrendered a promissory and original discount note in the original principal amount of $216,000 issued on November 28, 2006. These promissory notes and the original discount note are more fully described in the Other Notes Payable section of note 4, Notes Payable.

In connection with this transaction, the Company, Vicis and Apogee entered into a Subordination Agreement whereby the lien on all the personal property and assets of the Company securing the obligations of the Company under debentures is subordinated to the lien granted by the Company to Vicis to secure the obligations of the Company under a separate debenture previously issued by the Company to Vicis on June 28, 2006.

On April 17, 2007, the Company also issued to Vicis an additional warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis in order to satisfy the extension requirement of the promissory notes issued to Vicis on December 21, 2007 in the principal amount of $400,000 and the promissory note issued on January 18, 2007 in the principal amount of $200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrant was calculated to be $8,676,888 using the Black Scholes Option Pricing model as of the date of issuance. This amount was accounted for as an accrued expense in the quarter ended March 31, 2007, in order to recognize the expense in the period in which the obligation to issue the warrant occurred. In April, 2007, the period in which the warrant was issued, the $8,676,888 was reclassed from accrued expense to additional paid in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

Background

On July 31, 2006, we changed our name to Medical Solutions Management Inc. from China Media Networks International, Inc. On December 30, 2005, in connection with a merger transaction, OrthoSupply Management, Inc. continued as the surviving corporation and wholly-owned subsidiary of Medical Solutions Management Inc. OrthoSupply Management, Inc. acts as our operating company and we are the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

OrthoSupply Management, Inc. has generated revenue from its operations since February 2005. In May and June 2006, we completed debt financings that raised aggregate gross proceeds of $2,000,000. In November and December of 2006, we completed debt financings of $600,000 and in January and February of 2007 we completed additional debt financings of $650,000 which we have used for working capital purposes. In March of 2007, we established a revolving line of credit with Sovereign Bank for $1.5 million of which $300,000 has been utilized through March 31, 2007. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources.

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of products and services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing and collection services, inventory management and insurance verifications. We have expanded our billing and collecting services to include pharmaceutical prescriptions.

Results of Operations

We operate our business on a calendar year basis, with our fiscal year ending on December 31.

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Net Revenue. Set forth below are the net revenues.

	Three Months Ended
	March 31, 2007	April 1, 2006	Increase	% Increase
Sales of Medical Products	$649,935	$125,793	$524,142	416.7
Service Revenue	81,899	27,870	54,029	193.9

Total Revenue	$731,834	$153,663	$578,171	376.3

Net revenues increased in the three months ended March 31, 2007 primarily due to the increase in the number of clinics operating from 10 in the first quarter of 2006 to 44 in the first quarter of 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. A total of five clinics were added during the three months ended March 31, 2007. Three of these new clinics were added in the last week of the first quarter; therefore the revenue impact of these clinics will not commence until the second quarter. Service revenue increased mainly due to the increase in clinics driving billing, and collection, revenue, plus additional revenue from physician extenders. Approximately $27,000 of our service revenue was attributable to billing and collection services for pharmaceutical claims.

Cost of Sales. Set forth below are the cost of sales.

	Three Months Ended
	March 31, 2007	% of Revenue	April 1, 2006	% of Revenue	Increase	% Increase
Cost of Medical Products	$403,295	62.1%	$92,016	73.1%	$311,279	338.3%
Cost of services	146,743	179.2	17,907	64.3	128,836	719.5

Costs of Products and Services	$550,038	75.2%	$109,923	71.5%	$440,115	400.4%

Cost of sales increased primarily due to higher sales from the increase in operating clinics over the comparative period in 2006. Cost of medical products sales improved as a percentage of revenue over the comparative period in 2006 due to higher volume, and product mix. Cost of services revenue exceeded service revenue in the first three months of 2007 mainly due to timing differences in recognizing pharmaceutical billing and collection revenue on a cash basis versus costs incurred for salaries and related costs of $60,180 recognized currently. We do not expect this trend to continue as up front costs to provide these services stabilize and realization of collections increase and exceed costs incurred.

Operating Expenses. Set forth below are the operating expenses.

	Three Months Ended
	March 31, 2007	% of Revenue	April 1, 2006	% of Revenue	Increase	% Increase
Salaries and benefits	$414,461	56.6%	$218,633	142.3%	$195,828	89.6%
Legal, consulting, insurance	244,053	33.3	188,141	122.4	55,912	29.7
All Other	20,568,820	2810.6	87,201	56.7	20,481,619	23487.8

Operating Expenses	$21,227,334	2900.6%	$493,975	321.5%	$20,733,359	4197.2%

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operation. Total employees for the three months ended March 31, 2007 were 34 compared to 14 in comparative period in 2006. We expect to continue to add additional sales, administrative and service support staff as we expand our operation.

Legal, Consulting & Insurance Expenses.

Legal and consulting expenses were $244,053 for the three months ended March 31, 2007 compared to $188,141 for the comparative period in the first three months of 2006. These expenses incurred in the first three months of 2007 are primarily related to services rendered to secure additional financing, review of our periodic filings, as well as general counsel services. This compares to costs incurred in 2006 relating to the reverse merger and general counsel expenses. Insurance costs were $17,591 for the three months ended March 31, 2007 compared to $6,385 in the comparative period in 2006 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expenses were interest and financing expenses, explained below. Other expenses include printing expenses of $26,165 relating to the production of forms for new clinics, marketing program expense of $31,549 and investment banking fees of $45,000 as well as general expenses to support a growing operation are the driving factors for the increase in expenses from 2006 to the comparative period in 2007.

Interest and Financing Expenses.

Our most significant expenses were for the estimated fair value, $11,471,023, of warrants to purchase an aggregate of 3,213,000 shares of the company’s, stock at $1.00 per share, issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement, in connection to the Company’s Revolving Line of Credit Agreement with Sovereign Bank, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at 2.00 per share, accrued to recognize the expense for the Company’s obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. The aggregate expense charge of $20,147,911 resulting from the warrants had no direct cash impact on the operations of the company. Interest expense was $169,854, including aggregate amortization of discount of $129,233 on the convertible note payable issued to Vicis in June 2006 and the convertible note payable issued to Apogee on November 28, 2006.

Net Loss. Set forth below is the Net loss.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	March 31, 2007	% of Revenue	April 1, 2006	% of Revenue
Net Loss	$(21,217,668)	2899.2%	$(448,895)	292.1%	$(20,768,773)	(4626.6)%

The Net loss for the three months ended March 31, 2007 was primarily attributable to non-cash charges for the estimated fair value, $11,471,023, of warrants to purchase an aggregate of 3,213,000 shares of the company’s stock at $1.00 per share, issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement, in connection to the Company’s Revolving Line of Credit Agreement with Sovereign Bank, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at 2.00 per share, accrued to recognize the expense for the Company’s obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. Operationally, our loss was driven mainly from selling and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in building a national sales force and additional service support personnel to drive additional revenue growth in the future.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the three months ended March 31, 2007, we increased our reserve for doubtful accounts by $22,832 or 3.1% of revenues for the quarter to a total of $42,863. The reserve amount is based on the age of the accounts and managements judgment regarding collectibility of certain accounts. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics. Determining a clinics specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value. For the three months ended March 31, 2007, we have provided a reserve of $58,942, or 21% of total inventory, compared to $948 or 5% of total inventory for the quarter ended April 1, 2006. Our reserve formula, modified during the second quarter of 2006, is calculated by reserving approximately 25% of the inventory value for operating clinics based on prior loss experience and management’s judgment as to net realizeable value of inventory at the Company’s location.

Liquidity and Capital Resources

Cash used in operations during the three months ended March 31, 2007 was $1,272,456, compared to $520,578 in the comparative period in 2006. However, financing activities from loans from Vicis Capital Master Fund of $650,000 and $300,000 from our revolving line of credit with Sovereign Bank resulted in an overall net reduction in cash of $345,569. As of March 31, 2007, we had $1,579,534 in total assets, compared to $599,492 at April 1, 2006. Total liabilities at the end of the period were $12,491,726, which includes $8,676,888 accrued for the estimated fair value of a warrant to purchase 4,000,001 shares in order to satisfy the Company’s obligation for the extension of the maturity and repayment of two promissory notes, compared to $1,690,224, which includes $1,346,555 of preferred stock outstanding, which was later converted to common stock in April of 2006, at April 1, 2006. In addition, on April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. Our current cash availability will support current operations through May, 2007 based on our current cash burn rate of $450,000 per month. However, the Company is anticipating an increase in its revolving line of credit with Sovereign Bank to maintain its liquidity until additional financing can be secured to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Plan of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $25,953,986 as of March 31, 2007, including an aggregate of $20,147,911 resulting from the fair market valuation of warrants, using the Black Scholes Option Pricing model, expensed during the three month period ending March 31, 2007. Operating activities consumed $1,272,706 of cash. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our main objectives for the next twelve months are to continue to finance the Company and to focus on expanding medical products revenue in key locations across the country, and service revenue, primarily through pharmaceutical billing and collecting services. The pharmaceutical billing and collecting initiative has the potential for strong growth, but is dependent on our ability to obtain financing to support its growth. In connection with this expansion, the Company is in the process of seeking asset based financing to support this business. We are also pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We expect that our current cash availability will support current operations through the May, 2007 based on our current monthly burn rate of approximately $450,000. However, the Company is anticipating increasing its revolving line of credit with Sovereign Bank to maintain its liquidity until additional financing can be secured. Through the additional financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force penetration in key areas of the country. We plan to build our sales force from our current level of six sales people to ten regional sales people. We currently plan to hire one regional sales manager in the southwest and an additional regional sales manager on the west coast. The plan also includes support programs for the sales efforts including marketing, communications and program literature.

We have increased our resources in accounting and administration by recently hiring a staff accountant. In January 2007, we hired a Vice President of Operations and added five additional employees to enhance and support our service group. During the three months ended March 31, 2007 we also hired five additional physician extenders in order to further support our current service model. We expect to hire additional administrative and field support resources to support the growth in new clinics during 2007 and beyond.

We do not anticipate devoting our resources to research and development in fiscal year 2007 at the current time.

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

Principles of Consolidation: The March 31, 2007 financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary OrthoSupply Management, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time performance is completed and usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

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

Sales of product - sales of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model - Under this arrangement the clinic places an order with the Company, which then places the actual DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

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

Sales of services - Sales of third party billing and collection services and Physician Extenders services

•

Billing and Collection services model - The Company also provides certain clinics with third party billing and collection services. Under this program, the Company provides clinics with patient agreements which are filled in with DME product information dispensed to a patient along with proper coding. The Company periodically receives this information from the clinic and inputs it into an electronic billing system for transmittal, on behalf of the clinic, to the appropriate third party payors. The Company charges a fee for this service equal to a fixed percentage of the amounts actually collected by the clinic. The service fee revenue is recognized, on a net basis, upon collection of the third party billings in accordance with Staff Topic 13 and is invoiced to clinics on a monthly basis. We have evaluated the net sales reporting criteria set forth in paragraph 16 of EITF 99-19 and determined all our billing and collection services are required to be reported on a net basis. Billing and collection contract terms are for one to two years with termination subject to thirty days notice for cause, and 90 to 120 day notice without cause.

•

Physician Extenders (PE) services model - PE’s are generally Certified Athletic Trainers. These health care professionals are employed by the Company but work on site at one or more clinics. They assist the clinic in DME dispensing, inventory management, injury evaluation, prevention and rehabilitation. The Company charges a contractually agreed upon flat fee to the clinic for this service. The fee is invoiced monthly. Related fee revenue is recognized at the end of each month that the service has been provided and costs are included in cost of sales. Contract terms are generally the same as those of Billing and Collecting services.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we included all shipping and handling billings to customers in revenues, and freight costs incurred for product shipments have been included in cost of products sold.

•

Pharmacy Claims Servicing Revenue - The Company has entered into an arrangement in which it acquires dispensed pharmaceutical prescription claims from a management company which aggregates the claims on behalf of a group of physician clinics which dispense the pharmaceuticals to their patients. Under the arrangement, the company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. However, if any claims are denied by a payor as an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156, Accounting for Servicing of Financial Assets (as amended) and Staff Topic 13 regarding revenue recognition. In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and our cost basis in the claim.

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of March 31, 2007.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents, trade accounts receivable and other receivables. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables and other receivables. We perform ongoing credit evaluations of customers but generally do not require collateral from our customers or third party payors. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on a range of percentages applied to accounts receivable aging categories. These percentages are based on historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $42,863 is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

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

We elected early adoption of FASB Staff Position (FSP) EITF No. 00-19-.2 This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

As of March 31, 2007, we had the $2,000,000 of convertible notes that are convertible onto 9,661,089 shares of our common stock outstanding.

Accounting for Stock-Based Employee Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us was our first quarter of the year ending December 31, 2006.

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

If we had generated earnings during the quarter ended March 31, 2007, we would have added 29,003,447 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The weighted average includes the weighted impact of 25,790,335 shares of non-vested “in the money” restricted common stock option awards and detachable warrants and 9,661,089 shares issuable upon the conversion of convertible debt.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Recent Accounting Pronouncements

On December 21, 2006, FASB Staff Position (FSP EITF 00-19-2) Accounting for Registration Payment Arrangements, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Treasurer (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

The Company became aware of the material weakness in connection with the receipt of comments from the Staff of the Securities and Exchange Commission received by the Company on August 31, 2006 and November 3, 2006 with respect to the Company’s Registration Statement on Form SB-2, filed by the Company on August 8, 2006 (File No. File No. 333-136392). A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon an evaluation conducted for the period ended March 31, 2007, our President and Treasurer (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	A limited number of on-site accounting personnel which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan has included investing in upgrading our accounting and information technology systems, hiring additional permanent employees in accounting, purchasing and field operations, establishing additional training programs, instituting employee compliance and code of ethics requirements, and engaging outside expert consultants. Our plan is to continue to strengthen our organization and internal controls and it may include hiring additional management and support personnel. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based on the evaluation of our disclosure controls and procedures as set forth above as of the end of the period covered by this report, our President and Treasurer (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 18, 2007, the Company issued a promissory note in the principal amount of $200,000 in favor of Vicis Capital Master Fund (“Vicis”). The Company received $200,000 in cash as consideration for this promissory note. . In the event the Company does not repay all outstanding principal and interest under this note on or before March 31, 2007, the maturity date of the note will be extended to May 30, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 1,333,334 shares of common stock, which warrant will have an exercise price of $2.00 per share and will be exercisable for five years. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of this promissory note.

On February 20, 2007, the Company issued a promissory note in the principal amount of $450,000 in favor of Vicis. In the event the Company does not repay all outstanding principal and interest under the note on or before April 30, 2007, the maturity date of the note will be extended to June 30, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 3,000,000 shares of the our common stock, which warrant will have an exercise price of $2.00 per share and will be exercisable for five years. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of this promissory note.

On March 16, 2007, in connection with the entry of a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign”), the Company issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. This warrant was issued in exchange for the entry by Vicis into a certain Guarantee Fee, Reimbursement and Indemnification Agreement on March 16, 2007 (the “Guarantee Agreement”). If the Company does not timely reimburse Vicis any payments Vicis is required to make pursuant to the Guarantee Agreement, the Company is obligated to issue to Vicis additional warrants to purchase a number of shares of common stock equal to 200% of the value payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of this warrant.

On March 16, 2007, the Company issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC (“Midtown”) for services rendered to the Company in connection with the transactions described in the Revolving Line of Credit. If the Company does not timely reimburse Vicis any payments Vicis is required to make pursuant to the Guarantee Agreement, the Company is obligated to issue a number of shares of common stock to Midtown equal to 10% of the value of the payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of this promissory note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Promissory Note for the principal amount of $200,000 issued by the Registrant in favor of Vicis Capital Master Fund on January 18, 2007 (filed herewith)

10.2	Employment Agreement by and between the Registrant and Robert Graves dated as of January 22, 2007 (filed herewith)

10.3	Promissory Note for the principal amount of $450,000 issued by the Registrant in favor of Vicis Capital Master Fund on February 20, 2007 (filed herewith)

10.4	Revolving Line of Credit Agreement dated as of March 16, 2007 by and between the Registrant and Sovereign Bank (filed herewith)

10.5	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and between the Registrant, OrthoSupply Management, Inc. and Vicis Capital Master Fund (filed herewith)

10.6	Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated as of March 16, 2007 by and between the Registrant, Custodial Trust Company and Vicis Capital Master Fund (filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: May 14, 2007	By:	/s/ Kenneth Fischer
Kenneth Fischer
Chief Financial Officer (principal accounting and finance officer )

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Promissory Note for the principal amount of $200,000 issued by the Registrant in favor of Vicis Capital Master Fund on January 18, 2007 (filed herewith)

10.2	Employment Agreement by and between the Registrant and Robert Graves dated as of January 22, 2007 (filed herewith)

10.3	Promissory Note for the principal amount of $450,000 issued by the Registrant in favor of Vicis Capital Master Fund on February 20, 2007 (filed herewith)

10.4	Revolving Line of Credit Agreement dated as of March 16, 2007 by and between the Registrant and Sovereign Bank (filed herewith)

10.5	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and between the Registrant, OrthoSupply Management, Inc. and Vicis Capital Master Fund (filed herewith)

10.6	Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated as of March 16, 2007 by and between the Registrant, Custodial Trust Company and Vicis Capital Master Fund (filed herewith)

31.2	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)