Form 10QSB
period 2007-06-30
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-08-17
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 13, 2007, there were 58,191,730 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

-i-

Explanatory Notes

Unless the context otherwise requires, in this quarterly report on Form 10-QSB the term “MSMI” refers Medical Solutions Management Inc. , the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc., and the terms “the Company”, “we”, “us” and “our” refer to MSMI and OrthoSupply collectively.

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheet

June 30, 2007

(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$223,330
Trade accounts receivable, net	939,819
Other receivables, net	1,602,705
Inventory	224,911
Prepaid expenses	10,892

Total current assets	3,001,657
Property and equipment (net)	120,925

Total assets	$3,122,582

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$488,565
Accrued expenses	647,803
Borrowings under revolving line of credit	2,900,000
Convertible notes payable due in less than one year (net of discounts of $742,235)	1,282,765

Total current liabilities	5,319,133
Convertible notes payable –long term (net of discounts of $1,226,797)	39,203

Total liabilities	5,358,336

Stockholders’ Deficiency:
Preferred stock - 5,000,000 authorized, $0.001 par value, none issued and outstanding
Common stock - 100,000,000 authorized, $0.0001 par value, 20,471,729 issued and outstanding	2,047
Additional paid-in capital	35,006,738
Accumulated deficit	(37,244,539)

Total Stockholders’ Deficiency	(2,235,754)

Total Liabilities and Stockholders’ Deficiency	$3,122,582

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Operations for the

Three and Six Months Ended June 30, 2007 and July 1, 2006

(unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
		(Restated)		(Restated)
Revenue:
Sales of Medical Products	$1,104,721	$356,035	$454,786	$230,242
Service Revenue	411,298	51,130	329,399	23,260

Total revenue	1,516,019	407,165	784,185	253,502

Cost of Revenue:
Cost of Medical Products	716,526	288,641	313,231	196,625
Cost of Services	414,506	50,544	267,763	50,544

Total Cost of Revenue	1,131,032	339,185	580,994	247,169

Gross Profit	384,987	67,980	203,191	6,333
Selling, General and Administrative Expenses	2,291,041	1,324,954	1,211,618	813,072

Operating Loss	(1,906,054)	(1,256,974)	(1,008,427)	(806,739)

Other Income (Expense)
Interest Income	2,390	3,514	1,504	1,505
Interest Expense, net	(429,631)	(791,972)	(259,777)	(791,972)
Revolving line of credit financing expense	(21,494,876)	—	(10,023,853)	—
Note extension expense	(8,676,888)	—	—	—

Other Income (Expense), net	(30,599,005)	(788,458)	(10,282,126)	(790,467)

Net Loss Before Income Taxes	(32,505,059)	(2,045,432)	(11,290,553)	(1,597,206)
Provision for Income Taxes	3,162	669	—	—

Net Loss	$(32,508,221)	$(2,046,101)	$(11,290,553)	$(1,597,206)

Basic and Diluted Net Loss Per Common Share	$(1.59)	$(0.10)	$(0.55)	$(0.07)

Weighted Average Common Shares Outstanding (Basic and Diluted)	20,452,254	20,773,253	20,457,718	21,769,622

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Cash Flows for the

Three and Six Months Ended June 30, 2007 and July 1, 2006

(unaudited)

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(32,508,221)	$(2,046,101)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Increase in allowance for doubtful accounts	50,843	21,616
Depreciation and amortization	28,885	17,683
Non-cash interest expense related to amortization of debt discounts	311,247	791,972
Stock and options issued for services	—	102,581
Fair value of warrants issued for revolving line of credit financing	21,494,876	—
Fair value of warrants issued for extension on maturity of convertible notes	8,676,888	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(606,412)	(84,546)
Other receivables	(1,477,492)	—
Inventory	(3,578)	5,990
Prepaid expenses	25,054	(12,367)
Accounts payable	162,402	(203,619)
Accrued expenses	212,342	139,684

Net cash used by operating activities	(3,633,166)	(1,267,107)

Cash Flows from Investing Activities:
Purchases of property and equipment	(46,811)	(6,412)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	650,000	2,000,000
Proceeds from borrowings under revolving line of credit	2,900,000	—
Proceeds from the exercise of common stock options	249	—

Net cash provided by financing activities	3,550,249	2,000,000

Net (Decrease) Increase in Cash and Cash Equivalents	(129,728)	726,481
Cash and Cash Equivalents - Beginning	353,058	699,740

Cash and Cash Equivalents - Ending	$223,330	$1,426,221

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,000	$—

Cash paid for income taxes	$3,162	$—

Supplemental disclosure of non-cash transactions:
Discounts on convertible notes payable recorded as additional paid-in capital	$1,266,000	$—

Value of common stock warrants issued for services	$—	$87,581

Value of common stock warrants issued for interest expenses	$—	$1,208,028

Value of discount to convertible debenture arising from computed beneficial conversion feature	$—	$791,972

Return of 1,694,419 of common stock to treasury based on the reduction of the conversion price on the Vicis convertible debenture	$—	$898,327

See Notes to Unaudited Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six month periods ended June 30, 2007 and July 1, 2006. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The consolidated financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary, OrthoSupply Management, Inc. (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

2. Going Concern and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $37,244,539 as of June 30, 2007. Operating activities consumed $3,633,166 in cash in the six months ended June 30, 2007. In addition, the Company has negative working capital of $2,317,476 as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s two main objectives for fiscal year 2007 are to continue its ability to finance the Company and to focus on expanding revenue in key locations across the country. The Company also plans to expand its billing and collecting services to new markets, including pharmaceutical prescriptions. In connection with this expansion, the Company may seek asset based financing to support this business. The Company expects that its current cash availability will support current operations through October 2007. On April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. The Company’s current monthly cash burn rate during the six month period was approximately $605,000, primarily driven by its entry into the acquisition and financing of pharmaceutical billing and collection claims processing. The Company anticipates that it will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, the Company hopes to expand the business organically and through acquisitions.

The Company’s plan for organic growth includes increasing its sales force in key locations across the country. In fiscal year 2007, the Company plans to build its sales force from its current level of seven sales people to ten sales people. The Company has hired two regional sales managers, one in the Southwest and one in the west coast of the United States. The plan also includes support programs for the sales efforts including marketing, communications and program literature.

The Company has increased its resources in accounting and administration by recently hiring a staff accountant. We also hired a Director of Operations and added seven additional employees to enhance and support our service group. During the six months ended June 30, 2007, the Company also hired seven additional physician extenders in order to further support its current service model. The Company expects to hire additional administrative and field support resources to support the growth in new clinics during 2007 and beyond.

The Company does not anticipate devoting its resources to research and development in fiscal year 2007.

3. Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. New Accounting Standards

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted the provisions FIN 48. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. federal and Massachusetts state income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

5. Other Receivables

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

6. Revolving Line of Credit

On March 16, 2007, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $1,500,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12.

In connection with the transactions consummated with the Sovereign Line of Credit Agreement, (i) Custodial Trust Company (“CTC”) issued an irrevocable letter of credit in favor of Sovereign Bank up to an aggregate amount of $1,530,000, which letter of credit expires on March 15, 2008, and (ii) the Company, CTC and Vicis entered into a Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Agreement”) pursuant to which the Company agreed to reimburse CTC for any payments CTC is required to make under the letter of credit it issued in favor of Sovereign Bank. Vicis guaranteed the Company’s performance of such obligations and in connection therewith deposited with CTC certain of its assets.

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

The warrants, issued on March 16, 2007, to purchase an aggregate of 3,213,000 shares, were estimated to have a fair value of $11,471,023. The Company evaluates and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance (see Note 8). The fair value of these warrants was recorded as additional paid-in capital and revolving line of credit financing expense in the quarter ended March 31, 2007.

On May 18, 2007, the Company amended its Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased the Company’s revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to the Company is $3,000,000.

In connection with the amendment to the Line of Credit Agreement with Sovereign Bank, CTC increased the irrevocable letter of credit previously issued in favor of Sovereign Bank to an aggregate amount of $3,060,000, which letter of credit expires on March 15, 2008. In addition, the Company, CTC and Vicis amended Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Amendment”) pursuant to which the Company agreed to reimburse CTC for any additional payments CTC is required as a result of the amendment to the letter of credit it issued in favor of Sovereign Bank. Vicis guaranteed the Company’s performance of the additional obligations as a result of the CTC Amendment and therefore deposited certain of its assets with CTC.

The Company, Vicis and OrthoSupply, also amended the Guarantee Fee, Reimbursement and Indemnification Agreement (“Guarantee Amendment”) pursuant to which the Company agreed to reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment and issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to the Company in connection with the transactions described herein. OrthoSupply guaranteed the Company’s performance of its additional obligations as a result of Guarantee Amendment. In the event Vicis is required to make any payment under the CTC Amendment or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken.

The warrants, issued on May 18, 2007, to purchase an aggregate of 3,213,000 shares, were estimated to have a fair value of $10,023,853. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance (see Note 8). The fair value of these warrants was recorded as additional paid-in capital and revolving line of credit financing expense in the quarter ended June 30, 2007.

Pursuant to the terms of the Guarantee Amendment, if the Company does not timely reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment, the Company is obligated to issue to Vicis additional warrants to purchase a number of shares of common stock equal to 200% of the value payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00. If the Registrant does not timely reimburse Vicis any payments Vicis is required to make pursuant to the CTC Amendment, the Company is also obligated to issue a number of shares of common stock to Midtown equal to 10% of the value of the payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

In the three and six months ended June 30, 2007, interest expense on the Sovereign Bank revolving line of credit was $27,695. At June 30, 2007, the Company had borrowed a total of $2,900,000 under this revolving line of credit.

7. Notes Payable

Convertible Notes Payable - $2,000,000 Vicis Capital Master Fund

On June 28, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Vicis. This SPA affirmed that the financing was a private placement to accredited investors and accordingly exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, Vicis purchased a Senior Secured Convertible Note (“2006 Note”) in aggregate the principal amount of which was $2,000,000 together with warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of our common stock. The Company also entered into a Security Agreement dated June 28, 2006 by and between the Company and Vicis (the “Security Agreement”), pursuant to which the 2006 Note is secured by substantially all of the assets of the Company, including our intellectual property.

The Warrants permit Vicis to purchase 8,000,000 shares of common stock at an exercise price of $0.375 per share and to purchase 8,000,000 shares of common stock at an exercise price of $0.345 per share and are exercisable from June 28, 2006 until June 27, 2011. The Warrants contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

The 2006 Note is convertible at the option of the holder at any time and from time to time into common stock of the Company at a conversion price of $0.207016 per share, subject to certain anti-dilution adjustments. Pursuant to the terms of the 2006 Note, the conversion price will be reset (the “Reset Provision”) in the event the Company issues shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect.

Interest is payable, in cash, at maturity and accrues at 6% per annum. The entire principal amount of the 2006 Note is payable on its maturity date of June 28, 2008, subject to its earlier conversion, acceleration or redemption. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price).

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

The 2006 Note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the 2006 Note are described below and include breaches of the Company’s obligations under the 2006 Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of June 30, 2007, the Company is not in default on any of its debt covenants.

Material events that would cause default under the 2006 Note include:

•	failure to pay principal or any premium on any 2006 Note when due;

•	failure to pay any interest, late fees or liquidated damages on any 2006 Note after a period of ten business days;

•	failure to perform other covenants under any 2006 Note that is not cured by thirty-five days after notice;

•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•	certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;

•	any default by the Company or its subsidiaries under any instrument in excess of $250,000 that results in such obligation becoming due and payable prior to maturity;

•	the Company becoming party to a change of control transaction; and

•	failure to maintain the required reservation of additional shares of authorized common stock.

In accordance with SFAS No. 133, the Company evaluated that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the 2006 Note to determine whether they are or are not clearly and closely related to the characteristics of the 2006 Note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The Company allocated the $2,000,000 cash proceeds to the 2006 Note and Warrants based on the relative fair value of the two instruments. The fair value of the Warrants was determined using the Black-Scholes option pricing model (see Note 8). The fair value of the 2006 Note was determined based on a number of factors including the fair value of the common stock into which the 2006 Note could convert, the terms of the 2006 Note and the terms of other commercially available debt. Based on this analysis, the proceeds were allocated as follows:

Convertible note payable	$791,972
Warrants	1,208,028

Gross proceeds	$2,000,000

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that the 2006 Note contained an embedded beneficial conversion feature resulting in a discount to the carrying amount of the 2006 Note equal to:

(i)	the difference between the effective conversion rate (after allocation of the proceeds) and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the 2006 Note is convertible.

The beneficial conversion feature was limited to the proceeds allocated to the 2006 Note. Therefore, upon issuance, the Company recorded a further discount on the 2006 Note of $791,972 related to the beneficial conversion feature.

The discount resulting from the allocation of proceeds to the beneficial conversion feature was recorded as interest expense in the period in which the 2006 Note was issued.

The discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value is being amortized to interest expense over the term of the 2006 Note using the effective yield method. In the three and six months ended June 30, 2007, the Company recorded non-cash interest expense related to the amortization of this discount of $138,399 and $259,088, respectively.

A schedule of the carrying value of the 2006 Note and corresponding future amortization of the discount is as follows:

Face amount of note	$2,000,000
Amortization of discount through December 31, 2007	(328,278)
Amortization of discount through 2008	(413,957)

Current carrying value	$1,257,765

In connection with issuance of the 2006 Note and Warrants, on June 28, 2006 the Company entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”) with Vicis and certain other stockholders, pursuant to which the Company is obligated to register with the SEC the shares of common stock underlying the 2006 Note, Warrants and shares held by certain other stockholders. Under the Investor Rights Agreement, the Company is required to file a registration statement with respect to certain securities within thirty days of the date of the Investor Rights Agreement and to have the registration statement declared effective by the SEC within 120 days of the date of the Investor Rights Agreement. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k)

under the Securities Act of 1933, as amended. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay Vicis an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

The Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the 2006 Notes and Warrants. If the Company fails to have the registration statement declared effective within the specified period, we would be required to pay liquidated damages to the investor(s) until:

•	the registration statement is declared effective;

•	effectiveness is maintained for a prescribed period; or

•

the purchasers are no longer incurring damages for the Company’s failure to register the securities (e. g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the 2006 Note and are capped at 8% and a maximum period of eight (8) months. In accordance with FSP EITF 00-19-2, at December 31, 2006, the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. The Company estimated the penalty amount to be $160,000, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement, and recognized the related contingent liability and expense for this amount. As of June 30, 2007, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

In the three and six months ended June 30, 2007, interest expense on 2006 Note was approximately $32,000 and $63,000, respectively.

Convertible Notes Payable - $1,266,000 Vicis and Apogee Financial Investments

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (“Purchase Agreement”) with Vicis and Apogee Financial Investments Inc. (“Apogee”). Pursuant to the Purchase Agreement, the Company issued (1) two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of common stock at a conversion price of $0.30 per share (the “Debentures”), (2) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and (3) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years.

As consideration for the Debentures and warrants, Vicis surrendered a promissory note in the principal amount of $450,000 issued on February 20, 2007, a promissory note in the principal amount of $200,000 issued on January 18, 2007, and a promissory note in the principal amount of $400,000 issued on December 21, 2006. As consideration for the Debenture and warrants, Apogee surrendered an original discount note in the principal amount of $216,000 issued on November 28, 2006. These promissory notes and the original discount note are more fully described in Other Notes Payable below.

In connection with this transaction, the Company, Vicis and Apogee entered into a Subordination Agreement whereby the lien on all the personal property and assets of the Company securing the obligations of the Company under the Debentures is subordinated to the lien granted by the Company to Vicis to secure the obligations of the Company under a separate debenture previously issued by the Company to Vicis on June 28, 2006 (see Convertible Notes Payable – $2,000,000 Vicis Capital Master Fund above).

The Company allocated the $1,266,000 principal of promissory and original discount note to the Debentures and warrants based on the relative fair value of the instruments. The fair value of the warrants was determined using the Black-Scholes option pricing model (see Note 8). The fair value of the Debentures was determined based on a number of factors including the fair value of the common stock into which the Debentures could convert, the terms of the Debentures and the terms of other commercially available debt. Based on this analysis, the proceeds were allocated as follows:

Debentures	$440,820
Warrants	825,180

Gross proceeds	$1,266,000

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that the Debentures contain an embedded beneficial conversion feature resulting in a discount to the carrying amount of the Debentures equal to:

(i)	the difference between the effective conversion rate (after allocation of the proceeds) and the market price of our common stock on the date of issuance; multiplied by

(ii)	the number of shares into which the Debentures are convertible.

The beneficial conversion feature was limited to the proceeds allocated to the Debentures. Therefore, upon issuance, the Company recorded a further discount on the Debentures of $440,820 related to the beneficial conversion feature.

In accordance with EITF Issue No. 00-27, Issue #6, the discounts arising from the allocation of a portion of the proceeds to the warrants based upon relative fair value and the beneficial conversion feature are being amortized to interest expense over the stated term of the Debentures using the effective yield method. In the three and six months ended June 30, 2007, the Company recorded non-cash interest expense related to the amortization of these discounts of $39,203.

A schedule of accretion of the carrying value of the Debentures and corresponding future amortization of the discounts is as follows:

Face amount of note	$1,266,000
Amortization of discount through December 31, 2007	(196,591)
Amortization of discount through December 31, 2008	(788,895)
Amortization of discount through April 30, 2009	(241,311)

Carrying value on June 30, 2007	$39,203

On April 17, 2007, the Company also issued to Vicis an additional warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis in order to satisfy the extension requirement of the promissory notes issued to Vicis on December 21, 2006 in the principal amount of $400,000 and the promissory note issued on

January 18, 2007 in the principal amount of $200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively (see Other Notes Payable below). The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrant was calculated to be $8,676,888 using the Black Scholes Option Pricing model as of the date of issuance (see Note 8). This amount was accounted for as an accrued note extension expense in the quarter ended March 31, 2007, in order to recognize the expense in the period in which the obligation to issue the warrant occurred. In April, 2007, the period in which the warrant was issued, the $8,676,888 was reclassified from accrued note extension expense to additional paid-in capital.

In the three and six months ended June 30, 2007, interest expense on Debentures was approximately $13,000.

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

On December 21, 2006, the Company issued an unsecured promissory note in the amount of $400,000. This note bears interest at 5% and interest is payable at maturity, February 21, 2007. The Company is permitted to prepay principal and interest under this note at any time without penalty. In the event the Company does not repay all outstanding principal and interest under this note on or before February 21, 2007, the maturity date of this note will be extended to April 21, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 2,666,667 shares of common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. Because the Company did not repay this note and accrued interest thereon on or before the maturity date of February 21, 2007, the maturity date was automatically extended to April 21, 2007, and the Company issued the warrant in conjunction with the convertible note financing dated April 17, 2007.

On January 18, 2007, the Company issued a promissory note in the principal amount of $200,000 in favor of Vicis. The maturity date of this note is March 31, 2007 and interest accrues under this note at the rate of 5% per annum. The Company is permitted to prepay principal and interest under this note at any time without penalty. In the event the Company does not repay all outstanding principal and interest under this note on or before March 31, 2007, the maturity date of this note will be extended to May 30, 2007 and the Company will be obligated to issue to Vicis a warrant to purchase 1,333,334 shares of common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. Because the Company did not repay this note and accrued interest thereon on or before the maturity date of March 31, 2007, the maturity date was automatically extended to May 30, 2007, and the Company issued the warrant in conjunction with the convertible note financing dated April 17, 2007.

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

On April 17, 2007, the Other Notes Payable above were surrendered in consideration of the Debentures and warrants (see Convertible Notes Payable – $1,266,000 Vicis and Apogee Financial Investments above).

In the three and six months ended June 30, 2007, interest expense on Other Notes Payable was approximately $3,000 and $15,000, respectively.

8. Stock Option Plan And Warrants

Stock Option Plan

On July 31, 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”). The Plan is intended to encourage ownership of common stock by employees, consultants and directors of the Company and its affiliates and to provide additional incentive for them to promote the success of the Company’s business. The term of the Plan is ten years from the date of its adoption unless earlier terminated by the Board. The number of shares of common stock to be issued pursuant to incentive stock options may not exceed three million (3,000,000) shares of common stock. Both incentive stock options and non-qualified options, as well as restricted stock awards, may be issued under the Plan. The Plan shall be administered by the Committee, however, the Board may itself exercise any of the powers and responsibilities assigned the Committee. The Committee may grant awards to any employee or consultant to the Company and its affiliates or to any non-employee member of the Board. However, only employees of the Company are eligible for the grant of an incentive stock option. Further, in no event shall the number of shares of common stock covered by options or other awards granted to any one person in any one calendar year (or portion of a year) ending after such date exceed fifty percent (50%) of the aggregate number of shares of common stock subject to the Plan.

Summary of Option Activity

In estimating the fair value of share-based compensation, the Company uses the quoted market price of common stock as determined in the most active market for stock awards, and the Black Scholes Option Pricing Model for stock options. The Company estimates future volatility based on historical volatility of its common stock; and the Company estimates the expected term of the option on several criteria, including the vesting period of the grant, and the contractual term. In computing fair value, the Company used the following assumptions:

	Period Ended June 30/July 1,
	2007	2006
Risk-free interest rate	5.25%	5.00%
Dividend yield	0.00%	0.00%
Expected volatility	100%	75%
Expected term (in years)	5.0	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	900,000	$0.01
Granted	—	—
Exercised	(25,000)	0.01
Lapsed/forfeited	(75,000)	0.01

Options outstanding at June 30, 2007	800,000	$0.01	2.4	$2,792,000

Options exercisable at June 30, 2007	800,000	$0.01	2.4	$2,792,000

The intrinsic value of options exercised during the six months ended June 30, 2007 was $87,250.

As of June 30, 2007, there was no unrecognized compensation costs related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the six months ended June 30, 2007, the Company used the following assumptions:

Risk-free interest rate	5.25%
Dividend yield	0
Expected volatility	100%
Contractual term (in years)	5

In connection with the March 16, 2007 Guarantee Fee, Reimbursement and Indemnification Agreement as amended on May 18, 2007 with Vicis and CTC, more fully explained under the Sovereign Bank Revolving Line of Credit Agreement above, the Company issued two warrants, each to purchase 3,060,000 shares of common stock, with each warrant exercisable for five years at a per share exercise price of $1.00. The Company also issued two warrants, each to purchase 153,000 shares of its common stock, with each warrant exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to the Company in connection with the transactions noted above. These warrants, issued on March 16, 2007 and May 18,2007, to purchase an aggregate of 6,426,000 shares, were estimated at a fair value of $21,494,877 using the Black Scholes Option Pricing model. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The following table summarizes the warrant activity in the six months ended June 30, 2007:

	Shares	Weighted average exercise price
Warrants outstanding at December 31, 2006	21,777,335	$0.36
Granted	19,950,002	0.90
Exercised	—	—
Lapsed/forfeited	(1,084,001)	0.37

Warrants outstanding at June 30, 2007	40,643,336	$0.62

Warrants exercisable at June 30, 2007	40,643,336	$0.62

The following table summarizes the status of our aggregate warrants as of June 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in years	Shares	Weighted average exercise price
$0.345 -.375	30,217,335	$0.36	4.2	30,217,335	$0.36
$1.00	6,426,000	$1.00	4.7	6,426,000	$1.00
$2.00	4,000,001	$2.00	4.7	4,000,001	$2.00

Total Shares	40,643,336	$0.62	4.3	40,643,336	$0.62

9. Restatement of Financial Statements

In connection with the filing of a registration statement on Form SB-2, the Company received a comment letter from the staff of the Securities and Exchange Commission in August 2006, October 2006 and February 2007 requesting additional information regarding its Preferred Stock. Upon review, the Company determined that it had accounted for its Preferred Stock in error. Previously, the Company classified the Preferred Stock as a component of stockholders’ equity, however, the Company has subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within its control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. The Company also changed the carrying value from stated redemption value to fair value measured initially at the gross proceeds less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly the Company has reduced previously stated total stockholders’ equity by the carrying value of the Preferred Stock, or $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445. Pursuant to the Exchange Agreement among the Company, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Company’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Company issued such shareholders shares of the Company’s common stock. As a result, there are no shares of Series A Preferred Stock presently outstanding.

The Company has also determined that its previous accounting for the reverse merger was in error. For financial reporting purposes, OrthoSupply Management, Inc., a wholly-owned subsidiary of the Company, was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, December 31, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) (“China Media”) was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The restated Statement of Stockholders’ Equity in compliance with U.S. GAAP eliminates all references to China Media prior to the recapitalization and replaces it with a reporting of the chronological transactions of the deemed accounting acquiror, OrthoSupply Management, Inc. Because OrthoSupply Management, Inc. began business in 2005, there are no transactions for all periods preceding 2005. The restated treatment of the acquisition as a recapitalization had no impact on previously stated stockholders’ equity accounts but the chronological issuance of shares of OrthoSupply Management, Inc. differed from the chronological issuance of shares of China Media. The change in reporting resulted in the weighted average shares outstanding during 2005 increased from 503,142 to 16,414,419. The Company has restated its Balance Sheet as of April 1, 2006 and the Statements of Operations and Shareholders’ Deficit for the period then ended to correctly reflect these items.

Restatement of Quarterly Financial Statements

The Company recorded certain adjustments, related to the allocation of proceeds between the convertible notes payable and related warrants (see Note 8), in the fourth quarter of 2006 that related to events or transactions in earlier fiscal quarters in 2006. The following schedule summarizes the adjustments and the revised results of operations in the applicable quarters:

	Three Months Ending July 1, 2006	Six Months Ending July 1, 2006
Net loss as previously reported	$(1,625,378)	$(2,074,273)
Fourth quarter adjustments:
Interest expense due to recalculated debt discount and related beneficial conversion feature	28,172	28,172

Total fourth quarter adjustments	28,172	28,172

Net loss as adjusted	$(1,597,206)	$(2,046,101)

Loss per share as reported	$(0.07)	$(0.10)
Impact of fourth quarter adjustments	$0.00	$(0.00)

Loss per share as adjusted	$(0.07)	$(0.10)

In addition, as of July 1, 2006, the carrying value of the convertible notes payable decreased $412,884 and additional paid-in capital increased $384,712 from amounts originally presented. There was no impact on cash flows in any periods presented as a result of these adjustments.

10. Subsequent Events

Warrant and Debenture Agreement

On July 10, 2007, the Company entered into a Warrant and Debenture Amendment Agreement (the “July 2007 Agreement”) with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman (collectively, the “Investors”) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis. In exchange for $2,100,000 in cash from Vicis, the Company agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 to $.345 to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000 ) ranging from $0.207016 — $0.30 down to $0.10, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,881,089 to 31,220,000 shares. The Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 — $1.00 down to $0.20.

In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the change in the fair value of the embedded conversion feature of the Vicis debentures increased by more than 10% of the carrying value of the debentures as a result of the modification to the conversion price. Therefore, the Company concluded that the amended Vicis debentures are “substantially different” from the original Vicis debentures. As a result, the Company will record the amended Vicis debentures at fair value as of July 10, 2007. Any gain or loss resulting from the difference between the fair value of the amended debentures and the original debentures will be recorded as a debt extinguishment gain or loss in the quarter ending September 30, 2007. The Company is in the process of determining the fair value of the amended Vicis debentures.

The cash of $2,100,000 received from Vicis in connection with the Agreement will be net against any debt extinguishment gain or loss. The increase in the fair value of the Investor warrants as determined on July 10, 2007 will be accounted for as fees paid to other parties and will be capitalized as debt issue costs and amortized to interest expense over the life of the amended debentures.

In connection with the July 2007 Agreement, the Company and Vicis also entered into a Third Amendment to the Guarantee Fee, Reimbursement and Indemnification Agreement (the “Third Amendment”). The Third Amendment limits the number of warrants to be issued to Vicis in the event of non-payment pursuant to the Guarantee Fee, Reimbursement and Indemnification Agreement to warrants totaling 4,000,000 shares of common stock. All other terms of the Guarantee Fee, Reimbursement and Indemnification Agreement remain the same.

Warrant Exercises

On July 23, 2007, Vicis exercised warrants to purchase 37,720,001 shares of the Company’s common stock for cash proceeds of $377,201.

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

Background

In July 2006, we changed our name from China Media Networks International, Inc. to Medical Solutions Management Inc. OrthoSupply Management, Inc., our wholly-owned subsidiary and operating company, was incorporated in August 2005. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. In February 2005, OrthoSupply began to market and sell the turnkey program. On December 30, 2005, OrthoSupply Management, Inc. merged with one of our subsidiaries and as a result became our wholly-owned subsidiary. MSMI has no operations, and acts solely as OrthoSupply’s holding company.

OrthoSupply has generated revenue from its operations since February 2005. In May and June 2006, we completed debt financings that raised aggregate gross proceeds of $2,000,000. In November and December 2006, we completed debt financings of $600,000 and in January and February of 2007 we completed additional debt financings of $650,000 which we have used for working capital purposes. In March 2007, we established a revolving line of credit with Sovereign Bank, as amended in May 2007, for $3.0 million, of which $2,900,000 has been utilized through June 30, 2007. On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund, referred to herein as Vicis, and Apogee Financial Investments Inc., referred to herein as Apogee. Pursuant to this Purchase Agreement, the Company issued two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 which replaced the notes issued in November and December for $616,000 and January and February for $650,000.

The discussion below focuses upon the Company’s financial condition, results of operations and liquidity and capital resources.

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

Results of Operations

We operate our business on a calendar year basis, with our fiscal year ending on December 31.

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Revenue. Set forth below are our net revenues.

	Three Months Ended		Increase	% Increase
	June 30, 2007	July 1, 2006
Sales of Medical Products	$454,786	$230,242	$224,544	97.9
Service Revenue	329,399	23,260	306,139	1,316.2

Total Revenue	$784,185	$253,502	$530,683	209.3

Revenue increased in the three months ended June 30, 2007 primarily due to the increase in the number of clinics under agreement with us from 18 in the second quarter of 2006 to 46 in the second quarter of 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. Two clinics were added during the three months ended June 30, 2007. Service revenue increased mainly due to the increase in pharmaceutical claims acquisition, and processing the claims from none in the second quarter of 2006 to $204,890 in the second quarter of 2007. Additional service revenue from $32,452 for the quarter ended June 30, 2007 compared to $11,373 in 2006 was earned due to the increase in clinics driving billing, and collection, revenue. The increase in additional revenue of $92,057 in the second quarter 2007 resulting from additional physician extenders hired during the second quarter of 2007 compared to revenue of $11,887 in the second quarter of 2006.

Cost of Revenue. Set forth below are our cost of revenue.

	Three Months Ended				Increase	% Increase
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Cost of Medical Products	$313,231	68.9	$196,625	85.4	$116,606	59.3
Cost of Services	267,762	81.3	50,544	217.3	217,218	429.7

Costs of Revenue	$580,993	74.1	$247,169	97.5	$333,824	135.1

Cost of revenue increased primarily due to higher revenue from the increase in operating clinics over the comparative period in 2006. Cost of medical products improved as a percentage of revenue over the comparative period in 2006 due to higher volume, and product mix. Cost of services also improved as a percentage of service revenue mainly due to our collection rate increase on pharmaceutical claims. As discussed more fully in the notes to our financial statements, pharmaceutical claim revenue is recognized on a net basis and as collected.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Salaries and benefits	$438,325	55.9	$233,016	91.9	$205,309	88.1
Legal, consulting and insurance	289,453	36.9	356,419	140.6	(66,966)	(18.8)
All other	483,839	61.7	223,637	88.2	260,202	116.4

Selling, General and Administrative Expenses	$1,211,617	154.5	$813,072	320.7	$398,545	49.0

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operation. Total employees for the three months ended June 30, 2007 were 36 compared to 15 in the comparative period in 2006. We expect to continue to add additional sales, administrative and service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expenses were $118,985 for the three months ended June 30, 2007, compared to $188,141 for the comparative period in the second quarter of 2006. The legal expenses incurred in the three months ended June 30, 2007 are primarily related to services rendered to secure additional financing, review of our periodic filings, as well as general counsel services. This compares to costs incurred in 2006 relating to new financing, securities exchange agreements, and general counsel expenses. Consulting costs were $103,087 for the three months ended June 30, 2007 which included services related to obtaining financing, marketing, and strategic services related to potential acquisitions and partnerships. This compares to $152,790 in the three month period ended July 1, 2006, which includes $87,581 recognized for the valuation of warrants issued to FP Associates, for services rendered for financing arrangements and potential acquisitions. Insurance costs were $67,381 for the three months ended June 30, 2007, compared to $16,544 in the comparative period in 2006 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expense relates to interest and financing expenses, explained below. Other significant operating expenses that comprise the increase in Other Expenses include office supplies, printing and postage expenses of $55,404 or an increase of $46,587; telephone and data communication expense of $26, 512 or an increase of $14,347; software and IT support of $26,601 or an increase of $13,570; billing services charges of $63,752 or an increase of $51,488; travel expenses of $94,239 or an increase of $66,927; and sales commissions of $40,523 or an increase of $38,425. The aggregate of all other expenses resulted in a further increase of $15,828 over the three months ended July 1, 2006. The increase in operating expenses in 2007 over the comparable period in 2006 are mainly driven by higher sales volume, additional personnel support costs and other costs required to support a growing operation.

Interest and Financing Expenses.

Our most significant expense for the second quarter 2007 was for the estimated fair value, $10,023,853, of warrants to purchase an aggregate of 3,213,000 shares of the Company’s common stock at $1.00 per share, issued pursuant to an amended Guarantee Fee, Reimbursement and Indemnification Agreement, in connection to the Company’s Revolving Line of Credit Agreement with Sovereign Bank in the principal amount of $3,000,000. The aggregate expense charge of $10,023,853 resulting from the warrants had no direct cash impact on the operations of the Company. Interest expense was $259,778 including aggregate amortization of discount of $177,602 on the convertible note payable issued to Vicis on June 28, 2006 and the convertible note payable issued to Vicis and Apogee on April 17, 2007.

Net Loss. Set forth below is our Net loss.

	Three Months Ended				(Increase)	(% Increase)
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Net Loss	$(11,290,552)	(1,439.8)	$(1,625,378)	(641.2)	$(9,665,174)	(594.6)

The net loss for the three months ended June 30, 2007 was primarily attributable to non-cash charges for the estimated fair value, $10,023,853, of warrants to purchase an aggregate of 3,213,000 shares of the company’s stock at $1.00 per share, issued pursuant to an amended Guarantee Fee, Reimbursement and Indemnification Agreement, in connection to the Company’s increase in its Revolving Line of Credit Agreement with Sovereign Bank from $1,500,000 to $3,000,000. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in building a national sales force and additional service support personnel to drive additional revenue growth in the future.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the three months ended June 30, 2007, we increased our reserve for doubtful accounts by $28,011, or 3.6% of revenues for the second quarter of 2007 to a total of $70,874. This compares to an expense of $21,616 or 8.5% of revenue for the comparable three month period in 2006. The reserve amount is based on the age of the accounts and management’s judgment regarding collectibility of certain accounts. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrinkage for durable medical equipment inventory maintained at clinics and at our location. Determining a clinic’s specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value. For the three months ended June 30, 2007, we have provided a reserve of $71,525, or 24.1% of total inventory, compared to $33,720 or 24.6% of total inventory, for the quarter ended June 30, 2006. Our reserve formula, modified during the second quarter of 2006, is calculated by reserving approximately 25% of the inventory value for operating clinics based on prior loss experience and management’s judgment as to net realizable value of inventory at the Company’s location.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Revenue. Set forth below are our net revenues.

	Six Months Ended		Increase	% Increase
	June 30, 2007	July 1, 2006
Sales of Medical Products	$1,104,721	$356,035	$748,686	210.3
Service Revenue	411,298	51,130	360,168	704.4

Total Revenue	$1,516,019	$407,165	$1,108,854	272.3

Revenue from medical products increased in the six months ended June 30, 2007 primarily due to the increase in the number of clinics under agreement with us from 18 as of the six months ended July 1, 2006 to 46 as of the six months ended June 30, 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. A total of seven clinics were added during the six months ended June 30, 2007. Service revenue increased mainly due to the increase in clinics driving billing, and collection revenue to $52,896 from $32,671 in the six months ended July 1, 2006, plus additional revenue from physician extenders of $126,114, an increase of $107,655 over the comparable period in 2006. Approximately $232,000 of our service revenue was attributable to billing and collection services for pharmaceutical claims compared to none in the six months ended July 1, 2006.

Cost of Revenue. Set forth below are the cost of revenue.

	Six Months Ended				Increase	% Increase
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Cost of Medical Products	$716,526	64.9	$288,641	81.1	$427,885	148.2
Cost of services	414,506	100.8	50,544	98.9	363,962	720.0

Costs of Products and Services	$1,131,032	74.6	$339,185	83.3	$791,847	233.5

Cost of revenue increased primarily due to higher revenue from the increase in operating clinics over the comparative period in 2006. Cost of medical products sales improved as a percentage of revenue over the comparative period in 2006 due to higher volume, and product mix. Cost of services revenue exceeded service revenue in the first six months of 2007 mainly due to timing differences in realizing revenue from newly hired physician extenders while they are trained in our processes, and partly from billing and collection revenue recognized on a cash collected basis versus accrued costs incurred for salaries and related costs of $185,562 . We do not expect this to continue as up front costs to provide these services stabilize and we realize physician extender service revenue and billing and collections revenue increase.

Selling, General and Administrative Expenses. Set forth below are our selling, general and administrative expenses.

	Six Months Ended				Increase (Decrease)	% Increase (Decrease)
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Salaries and benefits	$852,786	56.3	$469,556	115.3	$383,230	81.6
Legal, consulting and insurance	498,507	32.9	544,561	133.8	(46,054)	(8.5)
All other	939,748	61.9	310,837	76.3	628,911	202.3

Selling, General and Administrative Expenses	$2,291,041	151.1	$1,324,954	325.4	$966,087	72.9

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operation. Total employees for the six months ended June 30, 2007 were 36 compared to 15 in the comparative period in 2006. We expect to continue to add additional sales, administrative and service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expense was $237,899 and consulting expense was $175,647 for the six months ended June 30, 2007 compared to $344,781 and $165,141 respectively for the comparative period in the first six months of 2006. The expenses incurred in the first six months of 2007 are primarily related to services rendered to secure additional financing, review of our periodic and other filings, as well as general counsel services. This compares to costs incurred in 2006 relating to the reverse merger, securing financing and general counsel expenses. Insurance costs were $84,961 for the six months ended June 30, 2007 compared to $34,639 in the comparative period in 2006 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expenses were interest and financing expenses, explained below. Other expenses include office supplies, printing and postage expenses of $97,618 or an increase of $79,770; software and IT support of $55.078 or an increase of $34,177; accounting and audit fees of $55,059; an increase of $50,859; recruitment expenses of $55,223 or an increase of $31,743; billing service charges of $101,177 or an increase of $70,400; travel of $164,660 or an increase of $122,625; telephone and data communications expense of $45,909 or an increase of $22,066; marketing commission expenses of $122,644 or an increase of $118,813. All other expenses account for an aggregate increase over the comparable six month period in 2006 of $98,457. The increase in expenses over the comparable six month period reflects the increase in personnel support costs, higher sales volume and other expenses required to support a growing operation.

Interest and Financing Expenses.

Our most significant expenses were for the estimated fair value, $21,494,876, of warrants to purchase an aggregate of 6,426,000 shares of our common stock at $1.00 per share, issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, in connection to our Revolving Line of Credit Agreement with Sovereign Bank, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at $2.00 per share, accrued to recognize the expense for our obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. The aggregate expense charge of $30,171,764 resulting from the warrants had no direct cash impact on the operations of the Company. Interest expense was $429,631, including aggregate amortization of discount of $298,292 on the convertible note payable issued to Vicis on June 28, 2006 and the convertible note payable issued to Vicis and Apogee on April 17, 2007.

Net Loss. Set forth below is our net loss.

	Six Months Ended				(Increase)	% (Increase)
	June 30, 2007	% of Revenue	July 1, 2006	% of Revenue
Net Loss	$(32,508,220)	(2,144.3)	$(2,074,273)	(509.4)	$(30,433,947)	(1,467.2)

The Net loss for the six months ended June 30, 2007 was primarily attributable to non-cash charges for the estimated fair value, $21,494,876, of warrants to purchase an aggregate of 6,426,000 shares of our common stock at $1.00 per share, issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement in connection to our Revolving Line of Credit Agreement with Sovereign Bank, as amended, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at $2.00 per share, accrued to recognize the expense for our obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in building a national sales force and additional service support personnel to drive additional revenue growth in the future.

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the six months ended June 30, 2007, we increased our reserve for doubtful accounts by $50,843 or 3.4% of revenues for the six month period for a total of $70,874. The reserve amount is based on the age of the accounts and managements judgment regarding collectability of certain accounts. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics and at our location. Determining a clinics specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value. As of the six month period ended June 30, 2007, we have provided a reserve of $71,525 or 24% of total inventory, compared to $33,720 or 24.6% of total inventory as of the six month period ended July 1, 2006. Our reserve formula, modified during the second quarter of 2006, is calculated by reserving approximately 25% of the inventory value for operating clinics based on prior loss experience and management’s judgment as to net realizable value of inventory at the Company’s location.

Liquidity and Capital Resources

Cash used in operating activities during the six months ended June 30, 2007 was $3,633,167, compared to $1,267,107 in the comparative period in 2006. However, financing activities from loans from Vicis of $650,000 and $2,900,000 from our revolving line of credit with Sovereign Bank resulted in an overall net reduction in cash of $129,728. As of June 30, 2007, we had $3,122,582 in total assets, compared to $1,849,826 as of July 1, 2006. Total liabilities at the end of the period were $5,358,336 compared to $1,078,628. In addition, on April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. On May 18, 2007, the Company entered into an amendment to its Revolving Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased the Company’s revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to the Company is $3,000,000. In addition, on July 10, 2007, we entered into a Warrant and Debenture Amendment Agreement (the “Agreement”) with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas

Arnold and Marshall Sterman (collectively, the “Investors”) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis in exchange for $2,100,000 in cash from Vicis. On July 19, Vicis exercised all of its warrants at a price of $.01 per share for total proceeds of $377,201. Our current cash availability will support current operations through October 2007 based on our current cash burn rate of $605,000 per month.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have an impact of our financial condition or operations.

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

The Company became aware of certain material weakness in connection with the receipt of comments from the Staff of the SEC received by the Company on August 31, 2006 and November 3, 2006 with respect to the Company’s Registration Statement on Form SB-2, filed by the Company on August 8, 2006 (File No. File No. 333-136392). A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon an evaluation conducted for the period ended June 30, 2007, our President and Treasurer (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

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

There were no changes during the period covered by this quarterly report on 10-QSB that has materially affected the Company’s internal control over financial reporting. However, the Company has implemented certain changes, including hiring a new Chief Financial Officer, in its fiscal fourth quarter of 2006 that it expects will have a material affect on the Company’s internal control over financial reporting in the future. The Chief Financial Officer has been charged with the task of addressing the material weaknesses described in “Evaluation of Disclosure Control and Procedures” above. The Company expects these changes to include implementing additional internal controls related to the Company’s period-end closing and reporting process. These additional controls will likely include the Chief Financial Officer, newly hired staff and outside consultants.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement Purchase Agreement with Vicis and Apogee. Pursuant to this Purchase Agreement, the Company issued two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of common stock at a conversion price of $0.30 per share, two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years. As consideration for the debentures and warrants, Vicis surrendered the promissory note in the principal amount of $450,000 issued on February 20, 2007, the promissory note in the principal amount of $200,000 issued on January 18, 2007, and the promissory note in the principal amount of $400,000 issued on December 21, 2006. As consideration for the debenture and warrants, Apogee surrendered a promissory and original discount note in the original principal amount of $216,000 issued on November 28, 2006. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of the warrants and debenture.

On April 17, 2007, the Company also issued to Vicis an additional warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis in order to satisfy the extension requirement of the promissory notes issued to Vicis on December 21, 2007 in the principal amount of $400,000 and the promissory note issued on January 18, 2007 in the principal amount of $200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively. We relied upon the Rule 506 of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of these warrants.

On May 18, 2007, the Company entered into an amendment to its Revolving Line of Credit Agreement with Sovereign Bank, pursuant to which Sovereign Bank increased the Company’s revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to the Company is $3,000,000. In connection with the amendment, the Company, Vicis and OrthoSupply, also amended the Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment and issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC for services rendered to the Company in connection with this amendment to the Revolving Line of Credit. We relied upon the Rule 506 of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of these warrants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Securities Purchase and Exchange Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.2	Subordination Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.3	Management Agreement dated as of April 30, 2007, by and between OrthoSupply Management, Inc. and Deutsche Medical Services, Inc. (incorporated by reference to the Registrant’s Current Report and Form 8-K filed with the Commission on May 4, 2007)

10.4	Amendment to the Revolving Line of Credit Agreement, as amended, dated as of May 18, 2007, by and between the Registrant and Sovereign Bank (filed herewith)

10.5	Amendment to the Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, dated as of May 18, 2007, by and among the Registrant, OrthoSupply Management, Inc., and Vicis Capital Master Fund (filed herewith)

10.6	Amendment to the Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement, as amended dated as of May 18, 2007, by and among the Registrant, Custodial Trust Company and Vicis Capital Master Fund (filed herewith)

10.7	Agreement dated as of June 11, 2007, by and among the Registrant and Global Healthcare Recovery Services, LLC (filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: August 17, 2007	By:	/s/ Kenneth Fischer
Kenneth Fischer
Chief Financial Officer
(principal accounting and finance officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Securities Purchase and Exchange Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.2	Subordination Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.3	Management Agreement dated as of April 30, 2007, by and between OrthoSupply Management, Inc. and Deutsche Medical Services, Inc. (incorporated by reference to the Registrant’s Current Report and Form 8-K filed with the Commission on May 4, 2007)

10.4	Amendment to the Revolving Line of Credit Agreement, as amended, dated as of May 18, 2007, by and between the Registrant and Sovereign Bank (filed herewith)

10.5	Amendment to the Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, dated as of May 18, 2007, by and among the Registrant, OrthoSupply Management, Inc., and Vicis Capital Master Fund (filed herewith)

10.6	Amendment to the Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement, as amended dated as of May 18, 2007, by and among the Registrant, Custodial Trust Company and Vicis Capital Master Fund (filed herewith)

10.7	Agreement dated as of June 11, 2007, by and among the Registrant and Global Healthcare Recovery Services, LLC (filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)