Form 10KSB/A
period 2005-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-02
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

Commission File Number 0-27084

MEDICAL SOLUTIONS MANAGEMENT INC.

(F/K/A CHINA MEDIA NETWORKS INTERNATIONAL, INC.)

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

i

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-QKSB for the fiscal year ended December 31, 2005, to reflect certain comments received from the Staff of the Securities and Exchange Commission in connection with their review of our registration Statement on Form SB-2 (File No. 333-136392) and to correct inadvertent errors in accounting.

The information contained in this Amendment No. 1, including the financial statements and the notes hereto, amends only Items I and IA of Part II, Items 5, 6, 7 and 8A of Part II and Items 9, 10 and 12 of Part III of our originally filed Annual Report on Form 10-KSB for the period ended December 31, 2005 and no other items in our originally filed Form 10-KSB are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-KSB. Except for the aforementioned adjustments, this Form 10-KSB/A does not materially modify or update other disclosures in the original Form 10-KSB, including the nature and character of such disclosure to reflect events occurring after March 23, 2006, the filing date of the original Form 10-KSB. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from our principal executive officer and principal accounting and finance officer have been included as exhibits to this Amendment No. 1.

Medical Solutions Management Inc. (sometimes referred to as “MSMI”) has included in this annual report on Form 10-KSB information concerning its predecessor, China Media Networks, Inc. and its prior sole director, principal executive officer and principal finance officer, Mark L. Baum (collectively, CMNI), known to MSMI based on publicly available information (primarily filings by China Media Networks International, Inc. with the SEC and the Nevada Secretary of State). Non-public information concerning China Media Networks International, Inc. was not available to MSMI for the purpose of preparing its periodic reports. Publicly available information concerning China Media Networks, Inc. may contain errors. MSMI has no knowledge that would indicate that any statement relating to China Media Networks International, Inc. contained or incorporated by reference into this Form 10-KSB is inaccurate or incomplete. However, CMNI was not involved in the preparation of those statements and cannot verify them. Pursuant to relief granted under Rule 409 under the Securities Act we are omitting from this Form 10-KSB certain information regarding CMNI within the sole control of CMNI or persons unaffiliated with MSMI. MSMI has requested that CMNI provide MSMI with information relating to the businesses, operations, financial condition and results and management of CMNI prior to December 31, 2005. CMNI, despite numerous written requests, has refused to provide such information to us. This information is unknown to MSMI and not reasonably available to MSMI, and rests only within the knowledge of CMNI, which is unaffiliated with MSMI. MSMI will amend or supplement this Form 10-KSB to provide any information that MSMI receives from CMNI, if MSMI receives such information and considers it material, reliable and appropriate.

Unless the context otherwise requires, in this annual report on Form 10-KSB/A the term “MSMI” refers Medical Solutions Management, Inc. (f/k/a China Media Networks International, Inc.) and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

Note on Forward-Looking Information

Except for historical facts, the statements in this annual report on Form 10-KSB/A are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.” We assume no obligation to

ii

update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report on Form 10-KSB/A and the other documents that we file with the SEC. You can read these documents at www.sec.gov .

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB/A.

iii

PART I

ITEM 1.	Business

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

Company History

OrthoSupply Management, Inc. was incorporated in August 2005, and is the operating company and wholly-owned subsidiary of Medical Solutions Management, Inc. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. In February 2005, OrthoSupply began to market and sell the turnkey program. On December 30, 2005, OrthoSupply Management, Inc. merged with one of our subsidiaries and as a result became our wholly-owned subsidiary. Medical Solutions Management has no operations, and acts solely as OrthoSupply’s holding company. Throughout this annual report on Form 10-KSB/A, the terms the “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

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

On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, and OrthoSupply Management Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. As a result of the merger transaction, the former equity holders of OrthoSupply Management, Inc. became equity holders of Medical Solutions Management Inc. The outstanding shares of common stock and preferred stock of OrthoSupply Management, Inc. were converted on a one for one basis for shares of common stock and preferred stock, respectively, of Medical Solutions Management (n/k/a Medical Solutions Management Inc.). Prior to the merger transaction, Medical Solutions Management Inc.’s majority shareholder was Thunderbird Global Corporation, and Mark L. Baum was our sole director and Chief Executive Officer. Thunderbird Global Corporation received a warrant for 450,000 shares of common stock, at an exercise price of $1.25, and Firle Trading SA received a warrant for 150,000 shares of common stock for $1.25 in connection with the December 2005 merger. As a result of the merger transaction, Patricia Jenkins became our majority shareholder, and Brian Lesperance was appointed to our board of directors, and named as our President, Secretary and Treasurer. Effective upon the merger, Mr. Baum resigned as our Chief Executive Officer, and effective as of January 13, 2006, resigned as a member of our board of directors.

We file annual reports on Form 10-KSB, as well as quarterly reports on Form 10-QSB and current reports on Form 8-K with the SEC, all of which are available at the SEC’s website at www.sec.gov.

The OrthoSupply Turnkey Program

Our turnkey program enables physicians to write and fill prescriptions for durable medical equipment from their own clinics in compliance with federal anti-kickback and physician self-referral legislation, also commonly known as the “Stark” laws. Our turnkey program provides patients with the option of filling their durable medical equipment prescriptions at clinics, rather than a pharmacy or other third-party supplier. The turnkey program also provides clinics with a broader array of medical products and devices than the traditional stock and bill companies serving the clinics. Stock and bill companies are normally associated with only one or a few manufacturers. We practice vendor neutrality and have relationships with over thirty vendors, enabling us to offer a greater variety of lines of products. As a result, we offer our customers a greater choice from the many product lines available in the market.

The turnkey program is designed to allow clinics and physicians to generate revenue by dispensing durable medical equipment from their own clinic, and receiving the reimbursement payment from third party payers directly as further discussed below. When a clinic uses a stock and bill program or refers their patients to a pharmacy for completion of their order, the clinic is unable to participate in the revenue stream.

Currently, most orthopedic and podiatric surgical practices utilize pharmacies or traditional stock and bill companies. We believe the following are a few limitations of the current service models:

Pharmacy programs: Patients fill their prescriptions for durable medical equipment outside of the physician’s office. As a result, patients may not follow through with the prescribed durable medical equipment and the physician does not participate in the durable medical equipment revenue stream.

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

Some physicians attempt to manage their own stock and bill programs. However, some physicians may lack the significant cash outlay to purchase initial inventory, and may lack the durable medical equipment credentials and expertise required to work with third-party payers relative to reimbursement, negotiate with multiple durable medical equipment vendors, manage inventory and manage their billing and collection systems.

Under our turnkey program we supply durable medical equipment from our vendors to the clinics. The physicians prescribe the appropriate device and dispense it to their patients. Then, using our web-based billing system, we provide the third party reimbursement billing and collection service for the clinics account, such that all reimbursements for durable medical equipment are paid directly to the clinic. Inventory is typically maintained on site at the clinic so that it may be dispensed on the same day as the patient visit. Additional inventory is maintained at our corporate headquarters.

We also provide a “valet” service through our in-house physician extenders, insurance verification, web-based billing and collecting engine, charge entry and posting. Physician extenders are the in-house technicians we offer as part of our services. The physician extenders are employees of the Company, and are generally assigned to a clinic for a flat monthly fee. Examples of the services physician extenders provide include the following:

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

We are vendor neutral, which means we will source any product line from any vendor at the physician or clinic’s request. To date, we have focused primarily on medical equipment for the orthopedic and podiatric markets, but as opportunities have arisen we have expanded into surgical and urgent care supplies as well. We also provide clinics with comprehensive web-based billing and collecting systems. We bill and collect revenue electronically for the clinic and all money collected is deposited directly into the clinic’s lockbox. As a result, patients are more likely to comply with their durable medical equipment prescription. .

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

As we continue to grow our business, expanding into new regions across the United States and adding infrastructure, we will continue to operate at a deficit. As we gain market share and increase our volume, we expect to gain the ability to leverage our current vendor relationships to keep costs below or at current levels. We believe that by growing our business organically, as well as pursuing strategic acquisitions that will allow us to expand our product offerings, penetrate new attractive markets and increase revenue, we can achieve our goals and reach profitability.

Our Market

Our market is focused upon durable medical equipment dispensed by orthopedic physicians and podiatrists. There are currently 10 clinics across the United States which have implemented and are using our turnkey program.

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

Podiatric Market Channel

One in every six people in the United States (43.1 million people) has foot problems at any given time. It is estimated that more than 75% of Americans will experience foot problems of varying degrees of seriousness at one time in their lives. Those who finally seek help will turn to a doctor of podiatric medicine, of which there are about 14,000 practicing in the United States. Currently, there is one podiatrist for every 20,000 people in the United States (Georgia Podiatric Medical Association, “Foot Facts”, American Orthopaedic Foot & Ankle Society, “Footwear Guide”).

A study conducted by the American Orthopedic Foot and Ankle Society found that:

•	Nine out of 10 women are wearing shoes that are too small for their feet.

•	Eight out of 10 women have foot problems

•

Women have about 90% of surgeries for common foot problems such as bunions, bunionettes, hammertoes and neuromas. These surgeries cost the American public $3.5 billion for surgery and 15 million lost work days annually.

•	Women are likely to develop a foot problem because of improper fitting shoes.

Podiatric Outpatient Surgical Opportunities

About 5 percent of the United States population sees a podiatric physician each year. About 81 percent of all hospitals in the United States have podiatric physicians on staff. There were 304,000 surgical procedures for bunionectomies or other toe deformities in 1996 (Georgia Podiatric Medical Association, “Foot Facts”, National Center for Health Statistics, “Ambulatory and Inpatient Procedures in the United States, 1996”)

Just focusing on the 304,000 outpatient surgical procedures, we estimate that at least 25% of these procedures will involve the prescription of durable medical equipment, including at least two or all of the following: walker boot, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion device, with average reimbursement to the physicians in the $50–$250 range.

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

There are 20.8 million diabetics in the United States, representing 7% of the population. 1.5 million new cases of diabetes were diagnosed in people aged 20 years or older in 2005 (American Diabetes Association, “National Diabetes Fact Sheet, 2005”). Diabetics often have major problems with their feet that can be prevented with proper foot care, orthotics and/or shoes. The total annual cost for treatment of diabetes is more than $132 billion (American Diabetes Association, “National Diabetes Fact Sheet, 2005”). This cost does not include physicians’ fees, rehabilitation costs, prostheses, time lost from work, and disability payments. Foot disease is one of the most common complications of diabetes leading to hospitalization. Medicare and most third party payers provide coverage for walker boots and therapeutic footwear such as depth inlay shoes, custom-molded shoes, and shoe inserts for people with diabetes who qualify under Medicare.

The expanding requirements for podiatric related durable medical equipment to meet these needs presents a growth opportunity for Medical Solutions Management to utilize its turnkey program to service this segment of the market.

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

Our Customers

Our business was founded in the Northeast region of the United States and currently about 65% of our business is located in this region. However, we have recently expanded operations in the Mid-Atlantic Coast, Southeast, Midwest and West Coast regions of the United States. We are pursuing business opportunities across the entire United States and hope to have business in all regions across the United States.

Our customers are comprised of orthopedic and podiatric clinics with anywhere from 1 to 10 physicians on staff.

As we are in the early stages of our development, we have a limited number of customers. For example, 2 customers accounted for 76% of our total revenue in 2005. For fiscal 2005, our largest customer was Steadman-Hawkins-Englewood, CO, which accounted for approximately 65.4% of our revenue, or $300,700. Our other major customer was Island Orthopedics Sports Medicine which accounted for 10.9% of revenue, or $50,071. .

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

Employees

As of December 31, 2005, we had 11 employees. We are in the process of hiring additional sales, marketing, financial and operating personnel.

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

We rely heavily on our relationships with orthopedic professionals and our agents for marketing our services and our failure to maintain these relationships could adversely affect our business.

The sales of our services and purchase of products depend significantly on the prescription or recommendation of the services by orthopedic and other healthcare professionals.

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

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For the year ended December 31, 2005, our largest 5 customers account for 99.6% of our total revenue, and our largest customer accounted for 64.5% of our revenue. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to any of them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to new customers and to continue our sales to our existing customers.

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

We have limited suppliers for some of our products, which make us susceptible to supply shortages and could disrupt our operations.

We do not manufacture the products that we provide to our customers. Instead, we rely on manufacturers and other suppliers for these products. We do not have written agreements with any of our manufacturers or suppliers and we do not manufacture any of the products we offer. As we receive orders from customers, we submit purchase orders for the products to our manufacturers or suppliers. Our manufacturers and suppliers have no written contractual obligation to accept any purchase order that we submit for customer product orders. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. We cannot guarantee that a replacement supplier could be found on reasonable terms or in a timely manner. The use of new manufacturers and suppliers may cause significant interruptions in supply if the new parties have difficulty meeting our specifications of products to be delivered to our customers. Any interruption in our ability to distribute our products could cause our business to be unsuccessful and the value of investors’ investment in us may decline.

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

Our principal shareholder, Patricia Jenkins, who is a selling shareholder, beneficially owns approximately 55% of the issued and outstanding shares of our voting capital stock. As a result, she has the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our charter documents. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

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

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits, in addition to issuing securities in our Company. Although we have access to public filings prior to December 31, 2005, we have been unable to ascertain if proper corporate authority existed or occurred in order to effectuate these actions, and whether the Company complied with federal and state securities laws. A finding that corporate authority did not exist, or that federal and or state securities laws had not been complied with, could have a negative effect on our shareholders. The Company might incur numerous costs to rectify the previous non-compliance of state and federal securities laws, which will increase our operating costs.

For example, if the Company did not properly solicit shareholder notice with respect to reverse stock splits that occurred in December 2004 and January 2005, dissenting shareholders might be able to exercise dissenter rights under Nevada state law. As a result, the Company may incur cost to comply with shareholder dissenting rights under Nevada state law, such paying dissenting shareholders the fair market value of the shares at the time of the reverse stock splits. In addition, if the Company might be required to solicit an information statement or proxy statement with respect to certain stockholder required to correct previous actions taken, which could increase the operational costs of the Company.

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

Healthcare fraud and abuse regulation by federal and state governments impact our business. Health care fraud and abuse laws potentially applicable to our operations include:

•

The Federal Health Care Programs Anti-Kickback law, which constrains our marketing practices and pricing policies, and relationships with health care practitioners and providers, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

•

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payers that are false or fraudulent; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by non-governmental third party payers, including commercial insurers.

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

Because of the limited trading market for our common stock, and because of the significant price volatility, holders of our common stock may not be able to sell their shares of common stock when they desire to do so. In 2004, our stock price ranged from a high of $65.00 to a low of $6.88. In 2005, our stock price ranged from a high of $13.00 to a low of $1.10. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of illiquidity. In addition, the price for our common stock may suffer greater declines due to its price volatility.

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

Recent Sales Of Unregistered Securities

On December 30, 2005, pursuant to the merger agreement among us, our then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply, Thunderbird Global Corporation and Mark L. Baum, we issued securities to the entities and individuals identified below. The shares were issued pursuant to the exemption from registration contained in Regulation D and Section 4(2) of the Securities Act as they were sold to either sophisticated, wealthy individuals or directors and executive officers of the Company. The shares below were issued in exchange for the outstanding shares of OrthoSupply. No underwriting discounts or commissions were paid with respect to such sales. On December 30, 2005, the market price for our common stock was $4.50 per share.

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

Background

On December 30, 2005, China Media Networks International, Inc. (n/k/a Medial Solutions Management Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of Medical Solutions Management, Inc. OrthoSupply Management, Inc. acts as our operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

OrthoSupply Management, Inc. has generated revenue from its operation since February 2005. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources.

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of products and services to clinics using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Results of Operations

We operate our business on a calendar year basis, with our fiscal year ending on December 31 and each quarter lasting 13 calendar weeks.

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

Cost of Sales. Cost of sales as a percentage of net sales for our fiscal year ended December 31, 2005 were 77% of revenue. This percentage represents the costs associated with the medical supplies and services we supply to our clients. The cost of medical supplies was 74% of medical supply revenue, while the services cost was 102% of service revenue. These costs reflect our start-up costs.

Operating Expenses. Total operating expenses were $886,601 for our fiscal year ended December 31, 2005. The operating expenses include expenses associated with the merger transaction described above and the associated regulatory requirements for financing. These costs were 14%, or $126,660, of our operating expenses. Salaries and benefits to our employees accounted for 54%, or $478,782, of our operating expenses. Auditing, consulting, and insurance expenses accounted for 20%, or $173,016, of our operating expenses.

Net Loss: Net loss for our fiscal year ended December 31, 2005 was $778,474. This loss was attributable to selling and administrative costs as OrthoSupply began its operations, introduced new clinics and organized support for future clinics. In addition, our net loss was a result of the costs associated with our recent merger described above.

Liquidity and Capital Resources

Cash used in operations during our fiscal year ended December 31, 2005 was $753,362 as impacted by our recent merger and OrthoSupply Management, Inc.’s $1,700,000 Series A Preferred Stock equity financing. The net proceeds from this Series A Preferred Stock equity financing was $1,324,555. The purchase by us from Thunderbird Global Corporation of shares of our common stock, and the return of those shares to our treasury, related to our recent merger described above, was $500,000. Other legal and investment fees were $285,445. As of December 31, 2005, we had $1,065,308 in total assets, of which $699,740 was in cash and cash equivalents, and our total liabilities were $375,590. We project our cash on hand to sustain operations through the first three months of 2006. We will need to raise additional equity/debt financing to sustain operations beyond March 2006. Our current monthly burn rate is about $250,000

Our reserve for doubtful accounts . Our reserve amount is based upon estimated losses for customers who were billed directly for products and related services. For our fiscal year ended December 31, 2005, we reserved 3% of revenues, or $12,028. The reserve amount is based on the sum of accounts receivable greater than 120 days. We have not written off any accounts receivable to date. If the financial condition of one of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

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

Plan of Operations

There is substantial doubt about the Company’s ability to continue as a going concern. Our main objectives for the next 12 months will be continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. Our current monthly burn rate is about $250,000. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level of two sales people to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to hire additional of employees to assist with our back-office administration. We expect to hire additional field support resources (physician extenders) to support the growth in new clinics during 2006.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We also intend to add to our product and service offerings that will generate new revenue opportunities for clinics and OrthoSupply. We expect the additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics.

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

Sales of product—sales of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model—Under this arrangement the clinic places an order with the Company, which then places the actual DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time. .

•

Purchase as Dispensed Mode l—Under the “purchase as dispensed” model, the order and shipping process, payment terms, and pricing is the same as described above. However, in this model, the product remains the property of the Company upon delivery to the clinic. The product is considered as the Company’s inventory held at the clinic site until it is dispensed to a patient. Once dispensed, it becomes billable to the clinic. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19 and determined all our sales of goods and products are required to be reported on a gross basis.

Sales of services—Sales of third party billing and collection services and Physician Extenders services

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock. We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding noncash gain or loss is recorded in current period earnings.

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

The Company’s Consolidated Financial Statements and accompanying notes, together with the report of independent certified public accountant, appear at pages F-1 through F-11 respectively, of this annual report on Form 10-KSB/A.

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

Based upon an evaluation conducted for the period ended December 31,2005, our President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	A limited number of on-site accounting personnel which results in a lack of segregation of duties necessary for a good system of internal control.

The Company became aware of the material weakness in connection with the receipt of comments from the Staff on the Securities and Exchange received by the Company on August 31, 2006 and November 3, 2006 with respect to the Company’s Registration Statement on Form SB-2, filed by the Company on August 8, 2006 (File No. File No. 333-136392). Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan will include hiring additional permanent employees, upgrading the Company’s accounting and information reporting systems, establishing training programs, mapping its processes with the objective of establishing proper controls, and/or engaging outside expert consultants as required. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2005 as set forth above, our President (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Since the end of period covered by this report, we have undertaken the following steps to remediate the material weaknesses identifying above:

•	During the first quarter of 2006, we invested approximately $40,000 in hardware and software systems to upgrade its network and install a new accounting and reporting system.

•	During the second quarter of 2006, we hired an employee to focus on our purchasing activity to support its growth, and provide segregation of duties from the controller.

•

During the third quarter of 2006, we hired a staff accountant in order to provide greater account processing, and reconciliation capability to further support our growth, segregation of duties, and controls.

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

•

We have utilized consultants and other outside professionals throughout fiscal 2006, and will continue in 2007, to assist in reducing its material weakness. We expect to continue to hire permanent employees and utilize outside experts to support its growth, and enhance its internal controls, including the documentation and testing of its system of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as amended.

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

Brian Lesperance, President, Treasurer and Director. Mr. Lesperance has served as our President and Treasurer and as a director since December 30, 2005, and joined us in September 2005 as the President and CEO of our wholly owned subsidiary, OrthoSupply Management, Inc. Prior to joining us, Mr. Lesperance was Senior Vice President of Operations and CFO at Endius Corporation, a company which serves the minimally invasive spine surgery market. Prior to his employment at Endius, Mr. Lesperance was Vice President of Operations Finance and Administration at Haemonetics Corporation in Braintree, MA. Haemonetics, a publicly-traded company, is a leader in collection, processing and salvage of blood. Prior to this appointment, Mr. Lesperance held various positions with Haemonetics Corporation, including sales, marketing, customer service and field service, including Director of North American Field Operations. Mr. Lesperance has held various other operations and finance positions, including Division Controller of the Metallurgical Materials Group at Texas Instruments. Mr. Lesperance holds a B.S. in Business Administration, with a major in Accounting, from Bryant College, and an M.B.A. with a major in finance from Providence College.

Robert G. Coffill, Jr., Senior Vice President of Field Operations and Secretary. Mr. Coffill has served as our Senior Vice President of Field Operations and Secretary since April 2005 and was appointed as one of directors in September 2006. From March 2004 until April 2005, Mr. Coffill served as Sales Manager, New England Region, for OrthoRehab, Inc., a $40 million manufacturer and distributor of continuous passive motion devices. Mr. Coffill became one of OrthoRehab’s top salespersons in a little over one year, increasing revenue in his region by $1 million. From October 2000 to July 2002, Mr. Coffill formed and served as CEO of a construction staffing company in New York with sales of nearly $6 million. Previously, Mr. Coffill enjoyed a 20-year career in education, serving as a principal and then a superintendent in five school districts located in urban, suburban, and rural environments with school populations ranging from 900 to 3,200 students. Mr. Coffill earned a B.S. from North Adams State College, a Masters in Education from Salem State College and a C.A.E.S from the Boston College Advanced Executive School Management Program.

E.J. McLean, Controller. Mr. McLean has served as our Controller since December 2005. Prior to joining us, Mr. McLean held the position of Director of Professional Services for ProActive Solutions, a technology programs provider, from August 2002 until December 2005. From November 2000 until August 2002, Mr. McLean worked as a controller for Northeast Public Power Association. Mr. McLean has also worked for Benchmark Assisted Living, an assisted living development/management company. Mr. McLean holds a B.S. in Business Administration, with a concentration in Finance, from Nichols College.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended December 31	Annual Compensation		Long Term Compensation Restricted Stock/ Options/SARS
		Salary ($)	Bonus ($)
Brian Lesperance	2005	$150,000	—	—
President, Treasurer, and Director	2004	—	—	—
	2003	—	—	—

Mark L. Baum(1)	2005	—	—	—
Chief Executive Officer and Chairman	2004	—	—	—
	2003	—	—	—

Robert G. Coffill, Jr.	2005	$84,000	—	—
Senior Vice President of Field Operation and Secretary	2004	—	—	—
	2003	—	—	—

E.J. McLean	2005	$96,000	—	—	(2)
	2004	—	—	—
	2003	—	—	—

(1)	Mark L. Baum served as our President, Chief Executive Officer and Chief Financial Officer from January 14, 2003 until December 30, 2005. Mr. Baum did not receive any compensation for serving in these roles.
(2)	In connection with the consummation of the merger on December 30, 2005 described above, we agreed to assume the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We intend to adopt a new option plan, and then assume the presently outstanding option agreements of OrthoSupply issued to Messrs. Coffill and McLean for 500,000 and 100,000 shares, respectively, of our common stock.

Employment Contracts

We have an employment agreement with Mr. Lesperance, pursuant to which we have agreed to pay him between $150,000 and $225,000 per year, depending upon our yearly gross revenue. Mr. Lesperance agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment agreed not to compete with our business and not to solicit our customers. Mr. Lesperance also agreed to assign to us any inventions developed by him during the course of his employment. In the event Mr. Lesperance’s employment is involuntarily terminated, Mr. Lesperance shall receive a lump sum payment equal to twelve months of his then current base salary and continuation of medical and dental benefits for a twelve month period. We also have entered into a Restricted Stock Purchase Agreement with Mr. Lesperance, pursuant to which we issued to Mr. Lesperance 1,322,220 shares of our common stock at an aggregate purchase price of $13,222. The shares are subject to repurchase by MSMI, which repurchase right lapses monthly over a two year period. Under these agreements, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control of MSMI.

We have an employee agreement with Mr. Coffill, pursuant to which we have agreed to pay him $7,000 per month, plus a membership interest in OrthoSupply Management, LLC, a wholly-owned subsidiary of OrthoSupply Management, Inc., depending on yearly revenue. Mr. Coffill has agreed not disclose any of our confidential information, and for a period of two years after the termination of his employment, not to compete with our business or solicit any of our customers.

We have an employment agreement with Mr. McLean, pursuant to which we have agreed to pay him between $96,000 and $130,000 per year, depending upon our yearly gross revenue. Mr. McLean agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment, not to compete with our business and not to solicit our customers. Mr. McLean also agreed to assign to us any inventions development by him during the course of his employment. In the event Mr. McLean’s employment is involuntarily terminated, Mr. McLean shall receive a lump sum payment equal to twelve months of his then current base salary and continuation of medical and dental benefits for a twelve month period.

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

Option/SAR Grants in the Last Fiscal Year

Individual Grants

Name	Options/SARS Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year (%)	Exercise or Base Price ($/share)	Expiration Date
Brian Lesperance	0	0	0	0
Mark L. Baum	0	0	0	0
Robert G. Coffill, Jr.	0	0	0	0
E.J. McLean	0	0	0	0

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Value

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs At FY-End		Value of Unexercised In- The-Money Options/SARs at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Lesperance	0	0	0	0	0	0
Mark L. Baum	0	0	0	0	0	0
Robert G. Coffill, Jr.	0	0	0	0	0	0
E.J. McLean	0	0	0	0	0	0

Director Compensation

Name	Number of Options Granted	Exercise Price	Date of Grant	Expiration Date
Brian Lesperance	0	0	0	0
Mark L. Baum	0	0	0	0

ITEM 11.	Security Ownership Of Certain Beneficial Owners And Management

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

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number		Percent (%)
Patricia Jenkins c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	11,743,219	(1)	59.3%

Brian Lesperance c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	1,802,200	(1)	9.1%

John Hallal c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	3,724,800	(2)	18.8%

Robert G. Coffill, Jr. c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0		0

E.J. McLean c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0		0

All Directors and Officers as a Group (3 persons)	1,802,200		9.1%

(1)	Based on information set forth in a Schedule 13D filed with the SEC on February 8, 2006.
(2)	Based on information set forth in a Schedule 13D filed with the SEC on February 7, 2006.

	Shares of Series A Preferred Stock Beneficially Owned
Name and Address of Owner	Number	Percent(%)
Vicis Capital Master Fund c/o Vicis Capital, LLC 126 East 56th Street, 7th Floor New York, NY 10022	1,500,000	88.2%
Brian Lesperance c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0	0%
Robert G. Coffill, Jr. c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752	0	0%
E.J. McLean c/o Medical Solutions Management Inc. 237 Cedar Hill Street, Suite 4, Marlboro, MA 01752		0%
All Directors and Officers as a Group (3 persons)	0	0%

ITEM 12.	Certain Relationships And Related Transactions

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

On December 1, 2005, we entered into a Restricted Stock Purchase Agreement with Brian Lesperance, our President, Treasurer and Director. Pursuant to the agreement, we issued to Mr. Lesperance 1,322,200 shares of our common stock for a purchase price of $13,222. The shares are subject to repurchase by us, which repurchase right lapses monthly over a two year period. Under this agreement and Mr. Lesperance’s employment agreement, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control. The closing market price on December 1, 2005 was $3.00.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 2nd day of November, 2007.

MEDICAL SOLUTIONS MANAGEMENT INC.

By:	/s/ BRIAN LESPERANCE
Brian Lesperance President and Treasurer (principal executive officer)

MEDICAL SOLUTIONS MANAGEMENT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

Andover, Massachusetts

I have audited the accompanying consolidated balance sheet Medical Solutions Management, Inc. (A Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows from February 1, 2005 (inception) to December 31, 2005. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Solutions Management, Inc. as of December 31, 2005 and the results of its operations, its cash flows and changes in stockholders’ deficit from February 1, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s losses have resulted in an accumulated deficit of $778,474 as of December 31, 2005, and operating activities consumed $657,754 in cash. These conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9, subsequent to the issuance of the Company’s audited balance sheet as of December 31, 2005 and the related statements of operations, and stockholders’ equity (deficit) and cash flows, for the period then ended and my report thereon dated February 27, 2006, I became aware that those financial statements did not reflect the proper classification of the Company’s Redeemable Preferred Stock and its accounting for the deemed recapitalization that occurred at December 31, 2005. In my original report I expressed an unqualified opinion on the Company’s audited consolidated balance sheet as of December 31, 2005 and the related statements of operations, and stockholders’ equity (deficit) and cash flows, from inception through December 31, 2005. My opinion on the revised statements as expressed herein, remains unqualified.

/s/ MICHAEL F. CRONIN

Michael F. Cronin
Certified Public Accountant

Rochester, NY 14606

February 27, 2006 except Summary of Significant Accounting Policies-Basis of Presentation and notes 5, 6 and 9 as to which the date is September 22, 2006

Medical Solutions Management Inc.

(a development stage company)

Consolidated Balance Sheet

December 31, 2005

2005
Restated
Assets
Current Assets
Cash & cash equivalents	$699,740
Accounts receivable, net	126,356
Inventory	109,037
Prepaid expenses	27,519
Due from affiliated entities	0

Total current assets	962,652

Property & equipment (net)	102,656
Goodwill	0
Amortizable intangible assets, net	0
Other	0

Total assets	$1,065,308

Liabilities & Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$317,991
Accrued expenses	32,600
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000

Total current liabilities	375,590

Preferred stock-10,000,000 authorized $0.001 par value 1,700,000 Series “A” issued and outstanding-net of issuance costs	1,346,555

Stockholders’ Deficiency:
Common stock-100,000,000 authorized $0.0001 par value 19,741,146 issued and outstanding	1,974
Additional paid in capital	132,884
Subscription Receivable	(13,222
Accumulated Deficit	(778,474

Total Stockholders’ Deficiency	(656,838

Total Liabilities & Stockholders’ Deficiency	$1,065,308

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

(a development stage company)

Consolidated Statement of Operations

February 1, 2005 (inception) to December 31, 2005
Restated
Revenue:
Sales of medical supplies	$406,920
Service revenues	52,681

Total revenue	$459,601

Cost of Sales:
Cost of tangible goods sold	300,368
Cost of services	53,901

Costs Applicable to Sales & Revenue	354,269

Gross Profit	105,332
% of Revenue	22.9
Selling, General & Administrative Expenses	886,601

Total Operating Expenses	886,601

(Loss) Before Other Income	(781,269
Other Income (Expense)
Interest Income	2,795
Interest (expense), net	0

(Loss) Before Income Taxes	(778,474)

Income Taxes	0

Net Loss available to common shareholders	$(778,474)

Basic and Diluted Net Loss Per Common Share	$(0.05)

Weighted Average Common Shares Outstanding (Basic)	16,539,181

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

(a development stage company)

Consolidated Statement of Cash Flows

February 1, 2005 (inception) to December 31, 2005

(restated)
Cash Flows from Operating Activities:
Net Income	$(778,474)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	12,028
Depreciation, Amortization & Bad Debts	33,042
Stock issued for services	0
Changes in Operating Assets & Liabilities
Accounts receivable	(138,384)
Inventory	(109,037)
Prepaid expenses	(27,519)
Accounts payable	317,991
Accrued expenses	32,600

Net cash used by operating activities	(657,754)

Cash Flows from Investing Activities:
Purchase of Equipment	(95,608)
Investment in affiliated joint venture	0

Net cash used by investing activities	(95,608)

Cash Flows from Financing Activities:
Proceeds from preferred offering	1,610,000
Proceeds from issuance of common stock	553,636
Purchase of treasury stock	(500,000)
Payment of offering costs	(195,445)
Borrowings from related parties	2,510
Payment of related party debt	(17,600)

Net cash used by financing activities	1,453,101

Net Change In Cash	699,740
Cash-Beginning	0

Cash-Ending	$699,740

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure of non-cash transactions:
Value of preferred shares issued to pay offering costs	90,000
Equipment acquired through related party debt	15,090

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

Consolidated Statement of Stockholders’ Deficiency

(Restated)

	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
Balance at December 31, 2004	0	$0	$0	$0	$0	$0

Issuance of shares to founders @ $0.03 per share	17,736,619	1,774	551,863	($13,222)		$540,415
Stock issued for services @ $0.05 per share	1,360,000	136	67,864			68,000
Effect of recapitalization	644,527	64	(500,064)			(500,000)
Net Loss					(778,474)	(778,474)

Balance at December 31, 2005	19,741,146	$1,974	$119,663	($13,222)	($778,474)	($670,059)

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

Prior to the consummation of the merger, 509,768 shares of common stock of China Media Networks International, Inc. were issued and outstanding, including 465,241 shares held by Thunderbird Global Corporation. In addition, 17,736,619 shares of OrthoSupply Management, Inc. common stock were issued and outstanding, including 16,414,419 shares of common stock held by the founders of OrthoSupply Management, Inc. and 1,322,200 shares issued pursuant to a restricted stock purchase by the then Chief Executive Officer of OrthoSupply Management, Inc.

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

Principles of Consolidation: The 2005 financial statements include the accounts of Medical Solutions Management Inc. (February 1, 2005 through December 31, 2005) and its wholly-owned subsidiary Ortho Supply Management, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Sales of products-sales of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model-Under this arrangement the clinic places an order with the Company, which then places the actual DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time. .

•

Purchase as Dispensed Model- Under the “purchase as dispensed” model, the order and shipping process, payment terms, and pricing is the same as described above. However, in this model, the product remains the property of the Company upon delivery to the clinic. The product remains on consignment and is considered as the Company’s inventory held at the clinic site until it is dispensed to a patient. Once dispensed, it becomes billable to the clinic. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

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

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “ Accounting for Stock Issued to Employees ,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “ Accounting for Stock-Based Compensation ,” or SFAS 123, as

amended by SFAS No. 148, “ Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123 ,” or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, “ Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25 .” In computing fair value we used the following assumptions:

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

	2005
		per share
Fair value and per share summary:
Net loss as reported	(778,474)	$(0.05)
Intrinsic value of employee options	0	$0.000
Fair value of options	(2,380)	$(0.000)
Pro forma loss	(780,854)	$(0.05)

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

MEDICAL SOLUTIONS MANAGEMENT INC.

(f/k/a CHINA MEDIA NETWORKS INTERNATIONAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005

1. Organization and Operations

Reverse Merger: On December 30, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc., CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. The equityholders of OrthoSupply Management Inc. exchanged their OrthoSupply Management, Inc. securities on a “1 for 1” basis for substantially identical securities of Medical Solutions Management, Inc. and, accordingly, became equityholders of Medical Solutions Management Inc. . Immediately after the closing, the prior shareholders of OrthoSupply Management, Inc. owned approximately 99% of the outstanding shares of Medical Solutions Management Inc.’s common stock.

OrthoSupply Management, Inc. acts as Medical Solutions Management Inc.’s operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc. Prior to consummation of the merger, Medical Solutions Management, Inc. had no existing operations effective as of January 14, 2003. OrthoSupply Management, Inc., our wholly-owned subsidiary, has generated revenue from its operations since February 2005. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources.

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

3. Commitments and Contingencies

Facilities: All of our operations are conducted at our corporate offices located at our Marlborough, MA location. We lease this facility under an agreement commencing on March 1, 2006 and expiring on February 28, 2009 that requires a monthly installment of $3,580.63. Prior to entering this agreement, our operations were conducted at our Andover, MA location. We rented this facility under month to month agreement with an affiliated entity arranged through a related party that requires a minimum monthly rental of $1,000. Rental expense under that arrangement was $2,000.

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

4. Income Taxes

The Company has approximately $22 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

2005
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0
State	0
Total currently payable	0
Deferred:
Federal	255,332
State	39,525
Total deferred	294,857
Less increase in allowance	(294,857)
Net deferred	0
Total income tax provision (benefit)	$0

2005
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$8,218,550
Deferred tax asset arising from allowance for doubtful accounts	4,486
Total	8,223,037
Less valuation allowance	(8,223,037)
Net deferred	$0
Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(8,218,550)
Deferred tax asset (liability) arising from amortization of intangible assets	0
Deferred tax asset arising from warrants issued for services	0
Deferred tax asset arising from accrued compensation	(4,486)
Total	(8,223,037)
Net Deferred Income Taxes	$0

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

Redeemable Convertible Preferred Stock: The holders of a majority of the issued and outstanding shares of Series A Preferred Stock may elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to (A) $1.00 (subject to equitable adjustment) plus (B) all accrued and unpaid and declared and unpaid dividends (payable in full within twenty (20) days of receipt of a redemption request). If at December 31, 2005 the redemption amount would have been invoked, the redemption price would have been $1,700,000. The Preferred Stock is carried net of offering costs of $ 353,445. Under SFAS 150, a financial instrument that embodies such a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable—and, therefore, becomes subject to SFAS 150—if that event occurs, the condition is resolved, or the event becomes certain to occur. Accordingly we will be required to assess the status annually to determine if a change in control and, therefore, a change in status has occurred.

The initial conversion price was fixed at $0.75 and will remain at that price while the Preferred is outstanding. There are no floors or caps.

The proceeds of the offering were allocated between the Preferred Stock and the warrants based on the relative fair value of each instrument. The assumed value of the Preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants were valued using the Black-Scholes option pricing model with the assumptions disclosed above. The fair value of warrants was immaterial. The proceeds allocated to the Preferred amounted to $1,700,000. The effective conversion price of the Preferred ($0.75) was at a price greater than the market price of the common stock at the date of the issuance (estimated at $0.04), indicating the absence of an embedded beneficial conversion feature.

The Company analyzed the embedded derivative conversion feature and the free standing warrants issued in connection with the Preferred under the criteria established in EITF 00-19 and determined that the instruments are equity instruments and accordingly, are not accounted for as derivatives, requiring fair value accounting at each reporting period.

6. Stockholders’ Deficiency

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

Redemption rights pursuant to which the holders of a majority of the issued and outstanding shares of Series A Preferred Stock may elect, upon a change in control of MSMI, to cause MSMI to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to (A) $1.00 (subject to equitable adjustment) plus (B) all accrued and unpaid and declared and unpaid dividends (payable in full within twenty (20) days of receipt of a redemption request);

Special voting rights pursuant to which MSMI may not take the following actions without the written consent or affirmative vote of the holders of at least fifty percent (50%) of the outstanding “stated value” of the Series A Preferred Stock, voting as a separate class: (A) liquidating, dissolving, winding-up, or effectuating any merger, reorganization, reclassification or recapitalization, (B) purchasing, redeeming or paying or declaring any dividend or making any distribution on any shares of capital stock of the Company other than the Series A Preferred Stock as permitted under our Articles of Incorporation or (C) altering or changing the voting or other powers, preferences or other rights, privileges or restrictions of the Series A Preferred Stock;

Investor Rights Agreement: In connection with issuance of the Series A Preferred Stock and warrants, we entered into an Investor Rights Agreement with the purchasers under which we are obligated to register with the SEC the shares of common stock underlying the note and warrants. Under the Investor Rights Agreement, we are required to file a registration statement within sixty days of the closing of the sale of the preferred and to have the registration statement declared effective by the SEC within 150 days of that closing. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k) under the Securities Act of 1933. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay each preferred stockholder or warrant holders an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

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

Redeemable Convertible Preferred Stock Offering

On November 15, 2005, we consummated an equity financing (the “Series A Financing”) pursuant to which we sold our Series A convertible preferred stock to three investors:

•	an aggregate 1,700,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a per share purchase price of $1.00, and

•

warrants (the “Warrants”) to purchase an aggregate 4,533,334 shares of its common stock, par value $0.001 per share (the "Common Stock"), at a per share exercise price of $1.25 or $1.75, as the case may be (subject to standard anti-dilution adjustments as provided in the Warrants).

The related Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the preferred stock and warrants. If we fail to have the registration statement declared effective within the specified period, we would be required to pay liquidated damages to the investor(s) until:

•	the registration statement is declared effective;

•	effectiveness is maintained for a prescribed period; or

•

the Purchasers are no longer incurring damages for the Company’s failure to register the securities (e. g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1.5% per month of the aggregate purchase price paid by the holder of the preferred shares and are capped at 18%.

In accordance with EITF Issue 05-04, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments and warrants and evaluated as a single instrument under EITF Issue 00-19 and SFAS No. 133. We concluded that this view is the most appropriate for the transaction. Accordingly, the Investor Rights Agreement and the financial instruments to which it pertains (the Warrants and the Series “A” Convertible Preferred Stock) were considered a combined instrument and accounted for accordingly.

The values ascribed to the preferred stock, the conversion feature of the preferred, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company evaluated the impact of the registration rights agreement on the embedded conversion feature and the Warrants and determined their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. Since the liquidated damages may be settled in shares at our discretion, we applied the criteria in EITF 00-19 and determined that the related instruments were equity instruments.

Also, because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders' equity in the statement of financial position, the conversion option is not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a) and, accordingly, was not separated from the host contract.

The proceeds of the offering were allocated between the Preferred Stock and the Warrants based on the relative fair value of each instrument. The assumed value of the Preferred Stock was determined based on the fair value of the underlying common shares and the fair value of the Warrants were valued using the Black-Scholes option pricing model with the assumptions disclosed above. The fair value of Warrants was immaterial. The proceeds allocated to the Preferred Stock amounted to $1,700,000. The effective conversion price of the Preferred Stock was at a price greater than the market price of the common stock at the date of the issuance, indicating the absence of an embedded beneficial conversion feature.

Common Stock Issued for Services

On December 30, 2005, we issued 680,000 shares each to two consultants as commissions earned in raising capital through our Preferred Stock Offering. The shares were valued based upon the value of the services rendered determined to be $34,000 each or $0.05 per share.

Summary of Warrant Activity

The Series A Preferred was issued with 2,266,667 “A” and 2,266,667 “B” detachable warrants. Exercise prices are $1.25 and $1.75 respectively and expire five years from the date of the effective registration statement (currently estimated 2011).We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Shares outstanding January 1	0	$0.00	0
Granted during year	*6,377,335	$1.31	0	$0.00
Exercised	0	$0.00	0
Lapsed	0	$0.00	0

Outstanding at December 31	6,377,335	$1.31	0	$0.00

Weighted average months remaining		78.6		0.0

The following table summarizes the status of our aggregate warrants as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price
$ .01 – $.74	*600,000	$0.01	51.6	600,000	$0.01
$ .75 – $1.75	5,777,335	$1.45	81.4	5,777,335	$1.45

Total Shares	6,377,335			6,377,335

*	Includes options to purchase an aggregate 600,000 shares of common stock granted in OrthoSupply to be converted to substantially equivalent options in MSMI upon approval of an equity compensation plan by the Board of Directors and shareholders of MSMI.

The following table summarizes options or warrants or shares of stock issued in exchange for employee, non-employee services, to obtain assets or satisfy liabilities:

Party	Date	No. of underlying shares	Valuation @ fair value	Purpose
employees	4/18/2005	500,000	$5,000	compensation
employees	12/5/2005	100,000	$1,000	compensation
brokers warrants	11/15/2005	644,000	$0	commissions

Totals		1,244,000	$6,000

8. Management’s Plan

There is substantial doubt about the company’s ability to continue as a going concern. Our main objectives for the next 12 months will be continuing our ability to finance our business and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. Our current monthly burn rate is about $250,000. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level 2 sales people to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, upgrade our accounting and information systems and to hire additional employees to assist with our back-office administration. We expect to hire additional field support resources to support the growth in new clinics during 2006.

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

Schedule of Journal entries:

Adjustment 1
Common stock subscriptions receivable	13,222
Additional paid-in capital to establish subscription receivable account as a component of paid-in capital		13,222

Adjustment 2
Preferred stock	353,445
Additional paid-in capital to reclassify Preferred stock offering expenses as a reduction in the carrying value of the Preferred instead of a reduction of common stock additional paid-in capital and adjust the carrying value of the preferred from redemption value to fair value estimated as proceeds net of direct offering costs		353,445

Schedule of adjustments and impact on amounts previously reported and the revised balances:

	As reported	Adjustment 1	Adjustment 2	Restated
Balance Sheet:
Redeemable preferred stock	1,700,000		(353,445)	1,346,555
Common stock	1,974			1,974
Additional paid-in capital	(233,784)	13,222	353,445	132,883
Subscriptions receivable	0	(13,222)		(13,222)
Accumulated deficit	(778,474)			(778,474)
Total Shareholder Deficiency	689,716		(1,346,555)	(656,839)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.6	Certificate of Designations (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.7	By-Laws (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.1	Employment Agreement dated as of December 12, 2005, by and between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.2	Employment Agreement dated as of April 18, 2005, by and between OrthoSupply Management, LLC and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.3	Employment Agreement dated as of September 12, 2005, by and between OrthoSupply Management, Inc. and E.J. McLean (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.4	Restricted Stock Purchase Agreement dated December 1, 2005 between OrthoSupply Management, Inc. and Brian Lesperance (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.5	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.6	Investor Rights Agreement dated as of December 30, 2005, by and among the Registrant, Patricia Jenkins, John Hallal, Brian Lesperance, Robert Coffill, Vicis Capital Master Fund, Midtown Partners & Co., LLC, Nite Capital L.P. and the Mayflower Group (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.7	Independent Contractor Agreement, effective as of February 1, 2006, between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

14.1	Code of Ethics (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB filed on March 23, 2006)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

23.1	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)