Form 10QSB/A
period 2006-04-01
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-02
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-13858

MEDICAL SOLUTIONS MANAGEMENT INC.

(F/K/A CHINA MEDIA NETWORKS INTERNATIONAL, INC.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 29, 2007, there were 58,217,994 shares of the registrant’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Form 10-QSB for the quarter ended April 1, 2006, to reflect certain comments received from Staff of the Securities and Exchange Commission in connection with its review of our Registration Statement on Form SB-2 (File No. 333-136392) and to correct inadvertent errors in accounting.

The information contained in this Amendment No. 1, including the financial statements and the notes hereto, amends only Items 1, 2 and 3 of Part I of our originally filed Quarterly Report on Form 10-QSB for the quarter ended April 1, 2006 and no other items in our originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the aforementioned adjustments, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after May 15, 2006, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from the our principal executive officer and principal accounting and finance officer have been included as exhibits to this Amendment No. 1.

Unless the context otherwise requires, in this annual report on Form 10-KSB/A the term “MSMI” refers Medical Solutions Management Inc. (f/k/a China Media Networks International, Inc.) and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

Note on Forward-Looking Information

Except for historical facts, the statements in this quarterly report on Form 10-QSB/A are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business” in our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2005. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2005 and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

Medical Solutions Management Inc.

(n/k/a China Medial Networks International, Inc.)

Consolidated Balance Sheet (unaudited)

April 1, 2006

As of April 1, 2006
(Restated)
Assets
Current Assets
Cash & cash equivalents	$176,841
Accounts receivable, net	151,790
Inventory	140,296
Prepaid expenses	34,388
Total current assets	503,315
Property & equipment (net)	96,177
Total assets	$599,492
Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$143,022
Accrued expenses	175,647
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000
Total current liabilities	343,669

Preferred stock-10,000,000 authorized $0.001 par value 1,700,000 Series “A” issued and outstanding, net of issuance costs	1,346,555
Stockholders’ Deficiency:
Common stock-100,000,000 authorized $0.0001 par value 19,801,148 issued & outstanding (19,741,146 as of December 31, 2005)	1,980
Additional paid in capital	134,656
Accumulated Deficit	(1,227,368)
Total Stockholders’ Deficiency	(1,090,731)
Total Liabilities & Stockholders’ Deficiency	$599,492

See Notes to Interim Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(n/k/a China Medial Networks International, Inc.)

Consolidated Statement of Operations from January 1, 2006 to April 1, 2006 and the comparative period for Fiscal Year 2005

(unaudited)

	Three Months Ended April 1, 2006	February 1, 2005 (inception) to March 31, 2005
	(Restated)	(Restated)
Revenue:
Sales of Medical Products	$125,793	$19,635
Service Revenue	27,870	$1,219

Total revenue	153,663	$20,854

Cost of Sales:
Cost of Medical Products	92,016	30,939
Cost of Services	17,907	1,481

Costs Applicable to Sales & Revenue	109,923	32,420

Gross Profit	43,740	(11,566)
	28.5%	n/a
Selling, General & Administrative Expenses	493,975	41,443

Total Operating Expenses	493,975	41,443

(Loss) Before Other Income	(450,235)	(53,009)
Other Income (Expense)
Interest Income	2,009	12
Other Income	0	0

Interest (expense), net	0	0

(Loss) Before Income Taxes	(448,226)	(52,997)

Income Taxes	669	0

Net Loss available to common shareholders	$(448,895)	$(52,997)

Basic and Diluted Net Loss Per Common Share	$(0.02)	$0.00

Weighted Average Common Shares Outstanding (Basic)	19,766,201	16,414,419

See Notes to Interim Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(n/k/a China Medial Networks International, Inc.)

Consolidated Statement of Cash Flows from January 1, 2006 to April 1, 2006 and the comparative period for Fiscal Year 2005

(unaudited)

	Three Months Ended April 1, 2006	February 1, 2005 (inception) to March 31, 2005
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Income	$(448,895)	$(52,997)
Increase in allowance for doubtful accounts	29,702	0
Depreciation, Amortization & Bad Debts	8,800	0
Stock issued for services	15,000	0
Changes in Operating Assets & Liabilities
Accounts receivable	(55,136)	(21,630)
Inventory	(31,258)	13,801
Prepaid expenses	(6,869)	0
Accounts payable	(174,969)	532
Accrued expenses	143,047	0
Loan payable

Convertible notes payable		0

Net cash used by operating activities	(520,578)	0

Cash Flows from Investing Activities:
Purchase of Equipment	(2,321)	0
Net cash used by investing activities	(2,321)	0
Cash Flows from Financing Activities:
Proceeds from preferred offering	0	0
Proceeds from issuance of common stock	0	50,000
Purchase of treasury stock	0	0
Payment of offering costs	0	0
Borrowings from related parties	0	10,437
Payment of related party debt	0	0

Net cash used by financing activities	0	0

Net Change In Cash	(522,899)	143
Cash-Beginning	699,740	0

Cash-Ending	$176,841	$143

See Notes to Interim Unaudited Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

(f/k/a China Media Network International, Inc.)

NOTES TO INTERIM UNAUDITED FINANCIALS STATEMENTS

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2005 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB/A reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended April 1, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB/A and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Stockholders’ Deficiency

Recent Sales of Unregistered Securities

On February 22, 2006, the Company terminated its agreement with The Baum Law Firm as special counsel for the company. As part of the termination and release agreement, we agreed to pay The Baum Law Firm an aggregate sum of $30,000 and 60,000 shares of common stock of MSMI valued at $ 15,000.

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

The following table summarizes the status of the Company’s aggregate options and warrants as of April 1, 2006:

	Options and Warrants Outstanding			Weighted average remaining life in months	Options and Warrants Exercisable
Range of exercise prices	Shares		weighted average exercise price		Shares	weighted average exercise price
$ .01-$ .74	600,000	*	$0.01	48.6	600,000	$0.01
$ .75-$ 1.75	5,777,335		$1.45	78.4	5,777,335	$1.45

Total Shares	6,377,335				6,377,335

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options and warrants outstanding at December 31, 2005	6,377,335	*	$1.31
Granted	—		—
Exercised	—		—
Forfeited	—		—

Options and warrants outstanding at April 1, 2006	6,377,355		$1.31	75.75	none

Options and warrants exercisable at April 1, 2006	6,377,355		$1.31	75.75	none

*	Includes options to purchase an aggregate 600,000 shares of common stock of OrthoSupply to be converted to substantially equivalent options in MSMI upon approval of an equity compensation plan by the Board of Directors and shareholders of MSMI.

6. Management’s Plan

There is substantial doubt about the company’s ability to continue as a going concern. Our main objectives for the next 12 months are continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. Our current cash availability will support current operations through the first three months of 2006. Our current monthly burn rate is about $250,000. In addition we invested approximately $40,000 to upgrade our information technology and accounting systems. We anticipate that we need to complete additional follow-on financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to hire a Vice President of Sales and Marketing and build our sales force from our current level, 2 sales people, to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in accounting and administration, and to hire additional employees to assist with our back-office administration. We expect to hire additional field support resources to support the growth in new clinics during 2006.

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

On May 3, 2006, the Company entered into a Securities Purchase Agreement with Vicis Capital Master Fund, one of its existing shareholders. Pursuant to the Securities Purchase Agreement, the Company sold to Vicis Capital Master Fund a convertible note in the original principal amount of $300,000 and 300,000 shares of the Company’s common stock, in exchange for $300,000. The terms of these agreements have been superseded and replaced by a June 28, 2006, agreement whereby we issued a $2.0 million convertible promissory note. The note bears interest at 6% per annum until paid or converted. Interest is payable quarterly commencing September 30, 2006. The convertible note matures on June 27, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

8. Restatement of Financial Statements

In connection with the filing of a registration statement on Form SB-2 with the SEC, we received a comment letter from the staff of the Securities and Exchange Commission asking for additional information regarding our Preferred Stock. Upon review, we have determined that we have accounted for our Preferred Stock in error. Previously, we classified the Preferred Stock as a component of stockholders’ equity, however, we have subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within our control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. We also changed the carrying value from stated redemption value to fair value measured initially at the gross proceed less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly we have reduced previously stated total stockholders’ equity by the carrying value of the preferred stock of $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445.

We have also determined our previous accounting for the reverse merger was in error. For financial reporting purposes, OrthoSupply Management, Inc. was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, December 30, 2005, China Media Networks International, Inc. was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The restated Statement of Stockholders’ Equity in compliance with U.S. GAAP eliminates all references to China Media Networks International, Inc. prior to the recapitalization and replaces it with a reporting of the chronological transactions of the deemed accounting acquiror, OrthoSupply Management, Inc. Because OrthoSupply Management, Inc. began business in 2005, there are no transactions for all periods preceding 2005. The restated treatment of the acquisition as a recapitalization had no impact on previously stated stockholders’ equity accounts but the chronological issuance of shares of OrthoSupply Management, Inc. differed from the chronological issuance of shares of China Media Networks International, Inc. The change in reporting resulted in the weighted average shares outstanding during 2005 to increase from 503,142 to 16,414,419. We have restated our Balance Sheet as of April 1, 2006 and March 31, 2005 and the Statements of Operations and Shareholders’ Deficit for the period then ended to correctly reflect these items.

Schedule of Journal entries:

Adjustment 1
Preferred stock	353,445
Additional paid-in capital to reclassify Preferred stock offering expenses as a reduction in the carrying value of the Preferred instead of a reduction of common stock additional paid-in capital and adjust the carrying value of the preferred from redemption value to fair value estimated as proceeds net of direct offering costs		353,445

Schedule of adjustments and impact on amounts previously reported and the revised balances:

	As reported	Adjustment 1	Restated
Balance Sheet:
Redeemable preferred stock	1,700,000	(353,445)	1,346,555
Common stock	1,980		1,980
Additional paid-in capital	(218789)	353,445	134,656
Accumulated deficit	(1,227,367)		(1,227,367)
Total Shareholder Deficiency	255,823	(1,346,555)	(1,090,731)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

Background

On December 30, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc., CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and wholly-owned subsidiary of China Media Networks International, Inc. OrthoSupply Management, Inc. acts as our operating company and MSMI is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

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

Net Revenue. For the first three months ended April 1, 2006, we had revenues of $153,663, including $125,793 from the sale of products and $27,870 from services. Due to the designed billing contracts an additional $12,000 in revenue was recorded in the first quarter. In accordance with the contracts in place with the initial group of clinics, after 90 days the clinic is responsible to purchase the inventory on-hand as well as any goods delivered going forward on a monthly basis. This inventory ownership billing resulted in the additional $12,000 in revenue for the first quarter. As a result of amendments to our existing contracts, $29,000 of revenue was not recorded in the first quarter. OrthoSupply, MSMI’s wholly owned subsidiary, had revenues of $20,854, including $19,635 from product sales and 1,219 from services for the comparable quarter in 2005.

Cost of Sales. Cost of sales as a percentage of net sales for the first three months ended April 1, 2006 were $109,903 or 72% of revenue including $92,016 for product cost (73% of product sales) and $17,907 of service cost (64% of service revenue). These amounts represent the costs associated with the medical products and services we supply to our clients. OrthoSupply, MSMI’s wholly owned subsidiary, had costs of sales equal to $32,420 or 155% of revenue including $30,939 of product cost (156% of product sales) and $1,481 for cost of services (121% of service revenue) for the comparable quarter in 2005.

Operating Expenses. Total operating expenses were $493,975 for the first three months ended April 1, 2006. Salaries and benefits to our employees accounted for 44%, or $218,633, of our operating expenses. Legal, consulting, and insurance expenses accounted for 38%, or $188,141, of our operating expenses. OrthoSupply, MSMI’s wholly owned subsidiary, had total operating expenses for the comparable quarter in 2005 of $41,443. Salaries and benefits accounted for 62%, or $25,522, of the total operating expenses.

Net Loss. Net loss for the first three months ended April 1, 2006 was $448,895. This loss was attributable to selling and administrative costs as OrthoSupply continues to ramp up its operations, introducing new clinics and organized support for future clinics. OrthoSupply, MSMI’s wholly owned subsidiary, had a Net loss for the comparable quarter in 2005 of $52,997, resulting from start-up costs for the first three months of operation.

Liquidity and Capital Resources

Cash used in operations during the first three months ended April 1, 2006 was $520,578. As of April 1, 2006 we had $599,492 in total assets, of which $176,841 was in cash and cash equivalents, and our total liabilities were $343,669. We are currently in the process of raising capital through an equity and debt financing to sustain operations for 2006 and beyond. Our current monthly burn rate is about $250,000.

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

Plan of Operations

There is substantial doubt about the company’s ability to continue as a going concern. Our main objectives for the next 12 months are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financings to support current working capital needs and potential acquisitions. Our current monthly burn rate is about $250,000. On May 3, 2006, the Company entered into a Securities Purchase Agreement with one of its existing shareholders. Pursuant to the Securities Purchase Agreement, the Company sold a convertible note in the original principal amount of $300,000 and 300,000 shares of the Company’s common stock, in exchange for $300,000. The terms of these agreements have been superseded and replaced by a June 28, 2006, agreement whereby we issued a $2.0 million convertible promissory note. The note bears interest at 6% per annum until paid or converted. Interest is payable quarterly commencing September 30, 2006. The convertible note matures on June 27, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level of 3 sales people to 7 regional sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We have invested approximately $40,000 to upgrade our information technology and accounting systems. We also plan to increase our resources in administration, and to hire one to three additional employees to assist with our back-office administration. During the first quarter we hired one additional back-office customer support representative and two field representatives in order to carry out our current customer service model.

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

Sales of services-sales of third party billing and collection services and Physician Extenders services:

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

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of July 1, 2006.

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding noncash gain or loss is recorded in current period earnings

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Based upon an evaluation conducted for the period ended April 1, 2006, our President and Treasurer (our acting principal executive officer and principal accounting and finance officer) has concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	A limited number of on-site accounting personnel which results in a lack of segregation of duties necessary for a good system of internal control.

Based on the evaluation of our disclosure controls and procedures as set forth above as of the end of the period covered by this report, our President (our principal executive officer) and Chief Financial Officer (our principal accounting and finance officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan has included an investment of approximately $40,000 to upgrade our information technology and accounting systems, and is anticipated to include hiring additional permanent employees, establishing additional training programs and/or engaging outside expert consultants. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHINA MEDIA NETWORKS INTERNATIONAL, INC.

(n/k/a Medical Solutions Management Inc.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 2 , 2007	By:	/s/ BRIAN LESPERANCE
Brian Lesperance
President and Treasurer
(principal executive officer)

EXHIBIT LIST

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.3	Articles of Merger (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.6	Certificate of Designations (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

3.7	By-Laws (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form SB-2 filed on February 28, 2006)

10.1	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Steadman Hawkins Clinic-Denver (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

10.2	DME Supply and Related Services Agreement dated May, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)