Form 10QSB/A
period 2006-07-01
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-02
CIK 104401

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

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Form 10-QSB for the quarter ended July 1, 2006, to reflect certain comments received from the Staff of the Securities and Exchange Commission in connection with its review of our registration Statement on Form SB-2 (File No. 333-136392) and to correct inadvertent errors in accounting.

The information contained in this Amendment No. 1, including the financial statements and the notes hereto, amends only Items 1, 2 and 3 of Part I of our originally filed Quarterly Report on Form 10-QSB for the quarter ended July 1, 2006 and no other items in our originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the aforementioned adjustments, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after August 15, 2006, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from the our principal executive officer and principal accounting and finance officer have been included as exhibits to this Amendment No. 1.

Unless the context otherwise requires, in this quarterly report on Form 10-QSB/A the term “MSMI” refers Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively. The term “Securities Act” refers to the Securities Act of 1933, as amended, the term “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and the term “SEC” refers to the Securities and Exchange Commission.

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

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Balance Sheet

(unaudited)

July 1, 2006

As of July 1, 2006 (restated)
Assets
Current Assets
Cash & cash equivalents	$1,426,221
Accounts receivable, net	189,285
Inventory	103,048
Prepaid expenses	39,886

Total current assets	1,758,440
Property & equipment (net)	91,386

Total assets	$1,849,826
Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$114,372
Accrued expenses	172,284
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000

Total current liabilities	311,656
Convertible notes payable—long term (net)	791,972
Total long-term liabilities	791,972

Total Liabilities	1,103,628
Stockholders’ Equity:
0
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044
Additional paid in capital	3,568,728
Accumulated Deficit	(2,824,574)

Total Stockholders’ Equity	746,198

Total Liabilities & Equity	$1,849,826

See Notes to Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statement of Operations

(Unaudited)

	3 Months Ended July 1, 2006	3 Months Ended July 2, 2005	6 Months Ended July 1, 2006	Feb 1, 2005 (inception) to July 2, 2005

	(restated)		(restated)
Revenue:
Sales of medical products	$230,242	$117,098	$356,035	$136,723
Service revenues	23,260	9,947	51,130	11,166

Total revenue	$253,502	$127,045	$407,165	$147,889

Cost of Sales:
Cost of tangible goods sold	197699	56,524	288,641	87,463
Cost of services	31,563	13,343	50,544	14,824

Costs Applicable to Sales & Revenue	229,262	69,867	339,185	102,287

Gross Profit	24,240	57,178	67,980	45,602
	9.6%	45.0%	16.7%	30.8%

Selling, General & Administrative Expenses	830,979	162,431	1,324,954	203,862

Total Operating Expenses	830,979	162,431	1,324,954	203,862

(Loss) Before Other Income	(806,739)	(105,253)	(1,256,974)	(158,260)

Other Income (Expense)
Interest Income	1,505	0	3,514	0
Interest (expense), net	(791,972)	0	(791,972)	0

(Loss) Before Income Taxes	(1,597,206)	(105,253)	(2,045,432)	(158,260)

Income Taxes	0	0	669	0

Net Loss available to common shareholders	$(1,597,206)	$(105,253)	$(2,046,101)	$(158,260)

Basic and Diluted Net Loss Per Common Share	$(0.07)	Nil	$(0.10)	Nil

Weighted Average Common Shares Outstanding (Basic)	21,769,622	16,414,419	20,773,253	16,414,419

See Notes to Interim Financial Statements.

Consolidated Statement of Cash Flows from January 1, 2006 to July 1, 2006

(unaudited)

	Six Months Ended July 1, 2006 (restated)	Feb 1, 2005 (inception) to July 2, 2005
Cash Flows from Operating Activities:
Net Income	$(2,046,101)	$(158,250)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	21,616
Depreciation, Amortization & Bad Debts	17,683	1,820
Non-cash interest expense	791,972	0
Stock issued for services	102,581	0
Changes in Operating Assets & Liabilities
Accounts receivable	(84,545)	(95,097)
Inventory	5,989	(64,569)
Prepaid expenses	(12,367)	0
Accounts payable	(203,619)	59,675
Accrued expenses	139,684	19,605

Net cash used by operating activities	(1,267,107)	(236,816)

Cash Flows from Investing Activities:
Purchase of Equipment	(6,412)	(15,090)

Net cash used by investing activities	(6,412)	(15,090)

Cash Flows from Financing Activities:
Convertible notes payable	2,000,000	0
Borrowings from related parties	0	255,181
Payment of related party debt	0	0

Net cash used by financing activities	2,000,000	255,181

Net Change In Cash	726,481	3,275
Cash-Beginning	699,740	0

Cash-Ending	$1,426,221	$3,275

Supplemental disclosure of non-cash transactions:
Value of common stock warrants issued for services	87,581	0
Value of common stock warrants issued for interest expenses	1,208,028	0
Value of discount to convertible debenture arising from computed beneficial conversion feature	791,972	0

See Notes to Interim Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

(Formerly China Media Networks International, Inc.)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

4. Convertible Note Payable

On June 28, 2006, the Company issued a $2.0 million convertible promissory note. The note bears interest at 6% per annum until paid or converted. Interest is payable quarterly commencing September 30, 2006. The convertible note matures on June 27, 2008. The conversion rate is approximately $0.21 per share (subject to certain anti-dilution provisions).

The convertible debt securities were issued with a non-detachable conversion feature and 16,000,000 detachable warrants. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, the Company evaluates the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the note to determine whether they are or are not clearly and closely related to the characteristics of the note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into common stock of the Company at a conversion price of $0.207016 per share, subject to certain anti-dilution adjustments. Pursuant to the terms of the note, the conversion price will be reset (the “Reset Provision”) in the event the Company issues shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect. Due to the conversion reset feature the Company’s debt does not meet the definition of conventional convertible debt. However, the Company evaluated its obligations related to the embedded conversion feature under the criteria of paragraphs 12-32 of EITF 00-19 including the reset provision. Because any issuance of additional shares or other securities or options at a price per share less than the fixed conversion price, which may trigger the reset provision, is a contingent future event and that it is under the Company’s control, the Company has concluded that the reset provision does not qualify as a derivative instrument, and that under the criteria of EITF 00-19 the Company believes that the embedded conversion feature contained in the Warrants and Debenture are equity instruments indexed to the company’s common stock that meets the requirements of equity classification.

The note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the note are described below and include breaches of the Company’s obligations under the note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of June 30, 2006, the Company is not in default on any of its debt covenants.

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

In connection with the issuance of the convertible note, on June 28, 2006, the Company entered into a Securities Purchase Agreement (the “SPA”) with Vicis Capital Master Fund (the “Purchaser”). This SPA affirmed that the financing was a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, the Purchaser purchased a senior secured convertible note (“Note”) in aggregate the principal amount of which was $2,000,000 and warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of the Company’s common stock. The Company also entered into a Security Agreement dated June 28, 2006 with the Purchaser (the “Security Agreement”), pursuant to which the Note is secured by substantially all of the assets of the Company, including its intellectual property.

Interest on the Note is payable, in cash, at maturity and accrues at 6%. The entire principal amount of the Note is payable on its maturity date of June 28, 2008, subject to earlier conversion, acceleration or redemption. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price of the common stock).

The 16,000,000 warrants permit the purchasers to purchase 8,000,000 shares of common stock at an exercise price of $0.375 per share and to purchase 8,000,000 shares of common stock at an exercise price of $0.345 per share and are exercisable from June 28, 2006 until June 27, 2011. These instruments contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

In connection with issuance of the note and warrants, we entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”) with the Purchaser under which the Company is obligated to register with the SEC the shares of its common stock underlying the Note and Warrants. Under the Investor Rights Agreement, the Company is required to file a registration statement within thirty days of the closing of the sale of the notes and to have the registration statement declared effective by the SEC within 120 days of that filing. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k) under the Securities Act of 1933. If the Company does not satisfy these registration obligations, it would constitute an event of default under the Investor Rights Agreement, and the Company would have to pay each holder of the Notes or Warrants an amount in cash or unregistered stock, as partial liquidated damages, as provided in the Investor Rights Agreement, as discussed further below.

The registration statement was filed with the SEC in August 2006, and it is currently under review by the staff of the SEC. The registration statement will need to be updated to maintain effectiveness pursuant to the rules and regulations promulgated by the SEC.

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

•

the Purchasers are no longer incurring damages for the Company’s failure to register the securities (e.g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the note and are capped at 16%. As of June 30, 2006, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement are shares with an underlying market value of $320,000.

In accordance with EITF Issue 05-04, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and SFAS No. 133. We concluded that this view is the most appropriate for the transaction. Accordingly, the Investor Rights Agreement and the financial instruments to which it pertains (the warrants and the convertible note) were considered a combined instrument and accounted for accordingly.

The values ascribed to the Note, the conversion feature of the Note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company evaluated the impact of the Investor Rights Agreement on the embedded conversion feature and the Warrants and determined their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. Because the liquidated damages may be settled in shares at our discretion, the Company applied the criteria in EITF 00-19 and determined that the related instruments were equity instruments.

In addition, because the conversion option is indexed to the Company’s capital stock and a separate instrument with the same terms would be classified in stockholders’ equity in the statement of financial position, the written option is not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a) and, accordingly, was not separated from the host contract.

In accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company determined that the Note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the notes equal to:

(i) the difference between the stated conversion rate and the market price of the Company’s common stock on the date of issuance; multiplied by

(ii) the number of shares into which the Notes are convertible;

(iii) limited to the remaining allocable proceeds after first stripping out the relative fair value of the warrants

This debenture was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to

$1,208,028 and $791,972 respectively. The beneficial conversion feature of $791,972 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance the Company recorded a $791,972 discount to the convertible notes.

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

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value resulted in a discount of $1,208,028. The Company accounted for the warrants using the Black-Scholes pricing model. In computing fair value the Company used the following assumptions.

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2006	5.25%	0.0%	75.0%	60 mos.

This discount will be amortized to interest expense over the term of the note using the effective yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

Face amount of note	$2,000,000
Amortization of discount through 2006	(206,705)
Amortization of discount through 2007	(587,366)
Amortization of discount through 2008	(413,957)

Current carrying value	$791,972

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

Solely for purposes of the following discussion in this Note 6, the issuance by the Company to FP Associates of a warrant to purchase 300,000 shares of the Company’s common stock is deemed to be a grant of a stock option since the issuance was made in consideration of services rendered to the Company. Accordingly, for the six months ended July 1, 2006, the Company’s compensation expense related to stock option grants was $87,581, which represents the expense associated with the issuance of the warrant to FP Associates. A summary of assumptions is as follows:

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

7. Management’s Plan

There is substantial doubt about the Company’s ability to continue as a going concern. The Company’s main objectives for the next 12 months are continuing its ability to finance the Company and focusing on expanding revenue in key locations across the country. The Company expects that our current cash availability will support current operations through the end of 2006. The Company’s projected monthly cash burn rate is $250,000 The Company anticipates that it will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, the Company hopes to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level, 4 sales people, to 10 sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the first six months of 2006, we hired two additional customer support specialists and two field representative in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006. We also hired an employee to focus on the Company’s purchasing activity to further support its growth, and provide greater internal control.

We do not anticipate devoting our resources to research and development in fiscal year 2006.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

8. Restatement of Financial Statements

2005

In connection with the filing of a registration statement on Form SB-2 to register shares of our common stock, we received a comment letter from the staff of the Securities and Exchange Commission asking for additional information regarding our Preferred Stock. Upon review, we have determined that we have accounted for our Preferred Stock in error. Previously, we classified the Preferred Stock as a component of stockholders’ equity, however, we have subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within our control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. We also changed the carrying value from stated redemption value to fair value measured initially at the gross proceed less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly we have reduced previously stated total stockholders’ equity by the carrying value of the preferred or $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445. Pursuant to the Exchange Agreement among the Registrant, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Registrant’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Registrant issued such shareholders shares of the Registrant’s common stock. As a result here are no shares of Series A Preferred Stock presently outstanding.

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

The table below sets forth the individual restatement adjustments.

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

The Company’s Financial Position, Results of Operations, and Statement of Cash Flows through July 1, 2006 were not affected by the Restatement

2006

Restatement of Interim Financial Statements as a Result of Fourth Quarter Adjustments

The Company recorded certain adjustments in the fourth quarter related to the allocation of proceeds between the convertible notes payable and related warrants. Those adjustments related to events or transactions in the second fiscal quarter of 2006.

Adjustment 1: The Company also determined that the allocation of a reduction in the conversion price of the debt as issued was not adequately substantiated and reversed our original entry of $898,327 that reflected the incremental beneficial conversion feature attributable to the return and retirement of 1,694,419 shares of our common stock. The transaction was revalued at $508,000 (the deemed fair value of the stock) at the date of the transaction and had no effect on paid-in capital.

Adjustment 2: The relative fair values of the beneficial conversion feature and the warrants were recalculated at $791,972 and $1,208,028 respectively. The Company formerly valued each allocated component at $820,144. As a result, interest expense for the three-month period and interim period to June 30, 2006 was reduced by $28,712, the difference of the previously recognized discount arising from the beneficial conversion feature of $820,144 and $791,972, the recalculated beneficial conversion feature.

We have also revised the disclosure table to reference the adjustments by number.

Medical Solutions Management Inc.

Recalculated Restated Consolidated Balance Sheet

		Adjustment 1	Adjustment 2
	June 30, 2006	unwind and cancel treasury stock	unwind original entry ascribing values to warrants and beneficial conversion feature	recalculation of relative fair value of warrants and beneficial conversion feature	Amortization of related discount	June 30, 2006

	(as filed)					(restated)
Assets
Current Assets
Cash & cash equivalents	$1,426,221					$1,426,221
Accounts receivable, net	189,285					189,285
Inventory	103,048					103,048
Prepaid expenses	39,886					39,886
Due from affiliated entities	0					0

Total current assets	1,758,440					1,758,440

Property & equipment (net)	91,386					91,386

Total Assets	$1,849,826					$1,849,826

Liabilities & Stockholders’ Equity
Current Liabilities:
Accounts payable	$114,372					$114,372
Accrued expenses	172,284					172,284
Convertible notes payable	25,000					25,000

Total current liabilities	311,656					311,656

Convertible notes payable	1,179,856		(1,179,856)	791,972	0	791,972

Stockholder’ Equity:
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,045					2,045
Additional paid in capital	4,107,343	(898,327)		359,712		3,568,728
Treasury stock	(898,327)	898,327				0
Accumulated Deficit	(2,852,746)		820,144	(791,972)	0	(2,824,574)

Total Stockholders’ Equity	358,314					746,198

Total Liabilities & Equity	$1,849,826					$1,849,826

9. Subsequent Events

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

Background

On July 31, 2006, we changed our name to “Medical Solutions Management Inc.”, (referred to herein as “MSMI”), from “China Media Networks International, Inc.” On December 30, 2005, MSMI consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc., CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and wholly-owned subsidiary of MSMI. OrthoSupply Management, Inc. acts as our operating company and MSMI is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

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

Results of Operations

We operate our business on a calendar year basis, with our fiscal year ending on December 31 and each quarter ending on the 13th calendar week.

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Net Revenue. Set forth below are the net revenues.

	Three Months Ended		Increase	% Increase
	July 1, 2006	July 2, 2005
Sales of Medical Products	$230,242	$117,098	$113,144	96.6
Service Revenue	$23,260	$9,947	$13,313	133.8

Total Revenue	$253,502	$127,045	$126,457	99.5

Net revenues increased primarily due to the number of clinics operating increasing from 5 in 2005 to 18 in 2006. Expansion into new regions throughout the United States has been driving the factor for the increase in clinics as we continue to ramp up our operations. A total of 4 clinics were added during the period ended July 1, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Three Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Costs of Tangible Goods Sold	$197,699	85.8	$56,524	50.0	$141,175	249.8
Costs of Services	$31,563	135.7	$13,343	100.2	$18,220	136.6

Costs Applicable to Sales and Revenue	$229,262	90.4	$69,867	54.9	$159,395	228.1

Cost of sales increased primarily due to the increased sales from the additional operating clinics compared to 2005. Cost of sales as a percentage of revenue increased due to the addition of field operations staff and the recognition of a reserve for obsolete inventories, both of which were not present in 2005.

Operating Expenses. Set forth below are the operating expenses.

	Three Months Ended				Increase	% Increase
	July 1,	% of	July 2,	% of
Salaries & benefits	233,016	91.9	104,971	82.6	128,045	121.9
Legal, consulting, insurance	356,419	140.6	16,240	12.8	340,179	2,094.7
All Other	223,637	88.2	41,220	32.4	182,417	442.5

Operating Expenses	$813,072	320.7	$162,431	127.8	$650,641	400.5

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

Net Loss. Set forth below is the net loss.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Net Loss	$(1,597,206)	(641.1)	$(105,253)	(82.8)	$(1,491,953)	(1,444.2)

This loss was attributable to selling and administrative costs as MSMI continues to ramp up its operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time lump sum of $791,972 for interest expense was realized in June due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $1,208,028 of a discount to the debenture which will be amortized using the effective interest method over the two year period of the note.

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

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics. Determining a clinic’s specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls at the clinic can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book value are made at that time. For the three months ended July 1, 2006, we have provided $33,720 for a reserve, as a result of our most recent experience and higher volume of returned inventory. Our reserve formula, modified during the second quarter of 2006, reflected this experience. As a result, we decided to increase the reserve and it is calculated by reserving 25% of the inventory value for operating clinics in the period ended July 1, 2006. No reserve was recorded for the comparable period in 2005.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Net Revenue. Set forth below are the net revenues.

	Six Months Ended		Increase	% Increase
	July 1, 2006	July 2, 2005
Sales of Medical Products	$356,035	$136,723	$219,312	160.4
Service Revenue	$51,130	$11,166	$39,964	357,9

Total Revenue	$407,165	$147,889	$259,276	175.3

Expansion into new regions of the United States and an overall increase in operating clinics of 14 from 2005 is the driving factor in the increase in net revenue. A total of 7 clinics have been added during the six months ended July 1, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Six Months Ended				Increase	% Increase
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Costs of Tangible Goods Sold	$288,641	81.1	$87,463	64.0	201,178	230.0
Costs of Services	$50,544	98.8	$14,824	132.8	35,720	241.0

Costs Applicable to Sales and Revenue	$339,185	83.3	$102,287	69.1	$236,898	231.6

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

Net Loss. Set forth below is the net loss.

	Six Months Ended				Increase (Decrease)	% Increase (Decrease)
	July 1, 2006	% of Revenue	July 2, 2005	% of Revenue
Net Loss	$(2,046,101)	(509.4)	$(158,250)	(106.9)	$(1,887,851)	(1,210.7)

This loss was attributable to selling and administrative costs as MSMI continues to ramp up its operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time lump sum of $791,972 for interest expense was realized in June due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $1,208,028 of a discount to the debenture which will be amortized using the effective interest method over the two year period of the note.

Liquidity and Capital Resources

Cash used in operations during the first six months ended July 1, 2006 was $1,267,107, compared to $197,559 in 2005; however, financing activities from the $2,000,000 senior convertible debenture consummated on June 28, 2006, resulted in an overall net change in cash of $726,481. Comparatively, borrowings from related parties in the amount of $215,924 in 2005, resulted in a net change in cash of $3,275 for the comparable period in 2005. As of July 1, 2006 we had $1,849,826 in total assets, compared to $176,211 in 2005, of which $1,426,221, $3,275 in 2005, was in cash and cash equivalents, and our total liabilities were $1,491,512, compared to $96,147 in 2005. Our projected monthly cash burn rate is $250,000. We expect that our current cash availability will support current operations through the end of 2006. We anticipate that we will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, we hope to expand the business organically and acquisitively.

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

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics. Determining a clinics specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls at the clinic can be established . Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book value are made at that time. For the six months ended July 1, 2006, we have provided $34,688 for a reserve, as a result of our most recent experience and higher volume of inventory returns. Our reserve formula, modified during the second quarter of 2006 to reflected this experience, is calculated by reserving 25% of the inventory value for operating clinics in the period ended July 1, 2006. No reserve was recorded for the comparable period in 2005.

Plan of Operations

There is substantial doubt about the Company’s ability to continue as a going concern. Our main objectives for the next 12 months are to continuing our ability to finance the Company and focusing on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We expect that our current cash availability will support current operations through the end of 2006. Our projected monthly cash burn rate is $250,000. Through these financings, we hope to expand the business organically and acquisitively.

Our plan for organic growth includes increasing our sales force in key locations across the country. In fiscal year 2006, we plan to build our sales force from our current level of 4 sales people to 10 regional sales people. The plan includes support programs for the sales efforts including marketing, communications and program literature.

We also plan to increase our resources in administration, and to add one to three additional employees to assist with our service administration. During the first six months of 2006, we hired two additional customer support specialists and two field representative in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006. We also hired an employee to focus on the Company’s purchasing activity to further support its growth, and provide greater internal control.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, and this discussion and analysis of our financial condition and results of operations

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance and usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

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

Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan has included, upgrading information technology and accounting systems, and hiring of a purchasing professional to add expertise and greater control. Our plan may also include hiring additional permanent employees, establishing additional training programs and/or engaging outside expert consultants. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 2, 2007	By:	/s/ BRIAN LESPERANCE
Brian Lesperance
President and Treasurer
(principal executive officer)

EXHIBIT LIST

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.3	Employment Agreement dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.4	Employment Agreement dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.5	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.6	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.7	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.8 to the Registration Statement filed on April 14, 2006)

3.8	Securities Purchase Agreement dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.9	Securities Purchase and Exchange Agreement dated as of June 28, 2006 by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

3.10	Amended and Restated Investor Rights Agreement dated as of June 28, 2006 by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

4.1	6% Convertible Senior Secured Debenture due June 28, 2008 by the Registrant in favor Vicis Capital Master Fund (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

4.2	Form of CS Warrant to Purchase Shares of Common Stock (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

4.3	Convertible Promissory Note dated May 3, 2006 for $300,000 by the Registrant in favor of Vicis Capital Master Fund (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

10.1	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Steadman Hawkins Clinic-Denver (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

Exhibit No.	Description

10.2	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

10.3	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

10.4	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 16, 2007)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)