Form 10QSB/A
period 2006-09-30
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-02
CIK 104401

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

As of October 29, 2007, there were 58,217,994 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Form 10-QSB for the quarter ended September 30, 2006, to reflect certain comments received from the Staff of the Securities and Exchange Commission in connection with its review of our registration Statement on Form SB-2 (File No. 333-136392) and to correct inadvertent errors in accounting.

The information contained in this Amendment No. 1, including the financial statements and the notes hereto, amends only Items 1, 2 and of Part I of our originally filed Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 and no other items in our originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the aforementioned adjustments, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after November 14, 2006, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission. Currently dated certifications from the our principal executive officer and principal accounting and finance officer have been included as exhibits to this Amendment No. 1.

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

PART I FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Balance Sheet (unaudited)

September 30, 2006

As of September 30, 2006 (restated)
Assets
Current Assets
Cash & cash equivalents	$646,558
Accounts receivable, net	275,820
Inventory	123,716
Prepaid expenses	41,906

Total current assets	1,088,000
Property & equipment (net)	102,546

Total assets	$1,190,546
Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$188,800
Accrued expenses	201,346
Demand notes	0
Advances from related parties	0
Convertible notes payable	25,000

Total current liabilities	415,146
Convertible notes payable—long term (net)	889,892

Total long-term liabilities	889,892

Total Liabilities	1,305,038
Stockholders’ Deficiency

Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044

Additional paid in capital	3,568,728
Accumulated Deficit	(3,685,264)

Total Stockholders’ Deficiency	(114,492)

Total Liabilities & Deficiency	$1,190,546

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Operations from January 1, 2006 to September 30, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Nine Months Ended September 30, 2006 (restated)	Feb 1, 2005 (inception) to October 1, 2005	Three Months Ended September 30, 2006 (restated)	Three Months Ended October 1, 2005
Revenue:
Sales of Medical Products	$595,553	$250,515	$239,517	$113,780
Service Revenue	90,151	36,631	39,021	25,466

Total revenue	685,704	287,146	$278,538	$139,246

Cost of Sales:
Cost of Medical Products	445,027	168,101	156,385	80,637

Costs Applicable to Sales & Revenue	544,834	202,543	205,648	100,256

Gross Profit	140,870	84,603	72,890	38,990
	20.5%	29.5%	26.2%	28.0%
Selling, General & Administrative Expenses	2,139,893	406,809	814,938	202,935

Total Operating Expenses	2,139,893	406,809	814,938	202,935

(Loss) Before Other Income	(1,999,023)	(322,206)	(742,048)	(163,945)
Other Income (Expense)
Interest Income	12,943	12	9,429	0

Other Income	0	0	0	0

Interest (expense), net	(920,042)	0	(128,070)	0

(Loss) Before Income Taxes	(2,906,122)	(322,194)	(860,689)	(163,945)

Income Taxes	669	0	0	0

Net Loss available to common shareholders	$(2,906,791)	$(322,194)	$(860,689)	$(163,945)

Basic and Diluted Net Loss Per Common Share	$(0.14)	$(0.02)	$(0.04)	$(0.01)
Weighted Average Common Shares Outstanding (Basic)	20,663,215	16,414,419	20,446,729	16,414,419

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

(Formerly China Media Networks International, Inc.)

Consolidated Statement of Cash Flows from January 1, 2006 to September 30, 2006 (unaudited)

and the comparative period for Fiscal Year 2005

	Nine Months Ended September 30, 2006 (restated)	Feb 1, 2005 (inception) to Ended October 1, 2005
Cash Flows from Operating Activities:
Net Income	$(2,906,791)	$(322,194)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	69,557
Depreciation & Amortization	27,790	3,549
Non-cash interest expense	889,892
Stock and options issued for services	102,581
Changes in Operating Assets & Liabilities
Accounts receivable	(219,021)	(137,563)
Inventory	(14,678)	(124,733)
Prepaid expenses	(14,387)	(21,263)
Accounts payable	(129,191)	142,750
Accrued expenses	168,746	51,995
Loan payable

Net cash used by operating activities	(2,025,502)	(407,459)

Cash Flows from Investing Activities:
Purchase of Equipment	(27,679)	(33,723)

Net cash used by investing activities	(27,679)	(33,723)

Cash Flows from Financing Activities:
Convertible notes payable	2,000,000	0
Proceeds from common stock offering	0	445,414
Purchase of treasury stock	0	0
Payment of offering costs	0	0
Borrowings from related parties	0	34,517
Payment of related party debt	0	0

Net cash used by financing activities	2,000,000	479,931

Net Change In Cash	(53,181)	38,749
Cash-Beginning	699,740	0

Cash-Ending	$646,558	$38,749

See Notes to Interim Financial Statements.
Supplemental disclosure of non-cash transactions:
Value of common stock warrants issued for services	87,581	0
Value of common stock warrants issued for interest expenses	1,208,028	0
Value of discount to convertible debenture arising from computed beneficial conversion feature	791,972	0
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

Discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value resulted in a discount of $1,208,028. The Company determined the fir value of the warrants using the Black-Scholes pricing model. In computng fair value the Company used the following assumptions.

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2006	5.25%	0.0%	75.0%	60 mos.

This discount will be amortized to interest expense over the term of the note using the effective yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

Face amount of note	$2,000,000
Amortization of discount through 2006	(108,785)
Amortization of discount through 2007	(587,366)
Amortization of discount through 2008	(413,957)

Current carrying value	$889,892

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

We have increased our resources in accounting and administration by recently hiring a staff accountant as well as a purchasing professional in the second quarter. We plan to add one to three additional employees to assist with our service administration. During the nine months ended September 30, 2006, we hired five additional customer support specialists, one field representative and one regional operations manager in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006 and 2007.

We do not anticipate devoting our resources to research and development in fiscal year 2006 or 2007 at the current time.

We continue to pursue opportunities that will add to our current product and service offerings in an effort to fulfill the current demands in place, as well as, drive the continuous improvement of the billing and inventory processes that support the clinics.

7. Restatement of Financial Statements

2005

In connection with the filing of a registration statement on Form SB-2, we received a comment letter from the staff of the Securities and Exchange Commission asking for additional information regarding our Preferred Stock. Upon review, we have determined that we have accounted for our Preferred Stock in error. Previously, we classified the Preferred Stock as a component of stockholders’ equity, however, we have subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within our control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. We also changed the carrying value from stated redemption value to fair value measured initially at the gross proceed less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly we have reduced previously stated total stockholders’ equity by the carrying value of the preferred stock, or $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445. Pursuant to the Exchange Agreement among the Registrant, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Registrant’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Registrant issued such shareholders shares of the Registrant’s common stock. As a result, there are no shares of Series A Preferred Stock presently outstanding.

We have also determined our previous accounting for the reverse merger was in error. For financial reporting purposes, Ortho Supply Management, Inc. was treated as the acquiring company and the transaction should have been accounted for as a recapitalization. At the date of recapitalization, December 31, 2005, China Media Networks International, Inc. (n/k/a Medical Solutions Management Inc.) was a public shell company, defined as an inactive, publicly-quoted company with nominal assets and liabilities. The restated Statement of Stockholders’ Equity in compliance with U.S. GAAP eliminates all references to China Media prior to the recapitalization and replaces it with a reporting of the chronological transactions of the deemed accounting acquiror, Ortho Supply Management, Inc. Because OrthoSupply Management, Inc. began business in 2005, there are no transactions for all periods preceding 2005. The restated treatment of the acquisition as a recapitalization had no impact on previously stated stockholders’ equity accounts but the chronological issuance of shares of OrthoSupply Management, Inc. differed from the chronological issuance of shares of China Media Networks International, Inc. The change in reporting resulted in the weighted average shares outstanding during 2005 to increased from 503,142 to 16,414,419. We have restated our Balance Sheet as of April 1, 2006 and March 31, 2005 and the Statements of Operations and Shareholders’ Deficit for the period then ended to correctly reflect these items.

The tables below set forth the schedule of journal entries:

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

The Company’s Financial Position, Results of Operations, and Statement of Cash Flows through September 30, 2006 were not affected by the Restatement.

2006

Restated 2006 Interim Financial Statements as a Result of Fourth Quarter Adjustments

The Company recorded certain adjustments in the fourth quarter related to the allocation of proceeds between the convertible notes payable and related warrants. That adjustment related to events or transactions in the second and third fiscal quarters of 2006. The relative fair values of the beneficial conversion feature and the warrants were recalculated at $791,972 and $1,208,028 respectively.

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

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at were a volatility of 75%, common stock value of $3.00 and a risk free interest rate of 5.25%. In accordance with EITF 98-5, the company recorded the warrants as a debt discount with offsetting charges to additional paid-in capital for their relative fair value of $1,208,028.

The adjustments had no impact on the statement of cash flows of either interim period.

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

Adjustment 3: The relative fair value of the discount ascribed to the warrants increased from $820,144 to $1,208,028. The increase in discount required recalculation of the accretion of the carrying value and resultant amortization of the loan discount over the two year period of the loan. As a result, interest expense for the three-month period and interim period to September 30, 2006 was increased by $16,898, the difference of the previously recognized amortized discount arising of $81,022 and the recalculated amortization of $97,920, the recalculated beneficial conversion feature.

We have also revised the disclosure table to reference the adjustments by number as follows:

Medical Solutions Management Inc.

Recalculated Consolidated Balance Sheet

		Adjustment 1	Adjustment 2		Adjustment 3
	Sept. 30, 2006	unwind and cancel treasury stock	unwind original entry ascribing values to warrants and beneficial conversion feature	recalculation of relative fair value of warrants and beneficial conversion feature	Amortization of related discount (net)	Sept. 30, 2006
	(as filed)					(restated)
Assets
Current Assets
Cash & cash equivalents	$646,558					$646,558
Accounts receivable, net	275,820					275,820
Inventory	123,716					123,716
Prepaid expenses	41,906					41,906
Due from affiliated entities	0					0

Total current assets	1,088,000					1,088,000

Property & equipment (net)	102,546					102,546

total assets	$1,190,546					$1,190,546

Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$188,800					$188,800
Accrued expenses	201,346					201,346
Convertible notes payable	25,000					25,000

Total current liabilities	415,146					415,146

Convertible note payable	1,260,878		(1,179,856)	791,972	16,898	889,892

Stockholders’ Deficiency:
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044					2,044
Additional paid in capital	4,107,343	(898,327)		359,712		3,568,728
Treasury stock	(898,327)	898,327				0
Accumulated Deficit	(3,696,538)		820,144	(791,972)	(16,898)	(3,685,264)

Total Stockholders’ Deficiency	(485,478)					(114,492)

total Liabilities & Stockholder Deficiency	$1,190,546					$1,190,546

The adjustments had no impact on the statement of cash flows of either interim period.

8. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Background

On July 31, 2006, we changed our name to Medical Solutions Management Inc. from China Media Networks International, Inc. On December 30, 2005, a merger transaction was consummated among Medical Solutions Management Inc. (f/k/a China Media Networks International, Inc.), its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc.,Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist, and OrthoSupply Management, Inc. continued as the surviving corporation and wholly-owned subsidiary of Medical Solutions Management Inc. OrthoSupply Management, Inc. acts as our operating company and we are the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Net Revenue. Set forth below are the net revenues.

	Three Months Ended
	September 30, 2006	October 1, 2005	Increase	% Increase
Sales of Medical Products	239,517	113,780	125,737	110.5
Service Revenue	39,021	25,466	13,555	53.2
Total Revenue	$278,538	$139,246	$139,292	100.1

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

Cost of Sales. Set forth below are the cost of sales.

	Three Months Ended
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue	Increase	% Increase
Cost of Medical Products	156,385	65.3	80,637	70.9	75,748	93.9
Cost of service	49,263	126.2	19,619	77.0	29644	151.1
Costs of Products and Services	$205,648	73.8%	$100,256	71.9%	$105,392	105.1%

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

Operating Expenses. Set forth below are the operating expenses.

	Three Months Ended				Increase	% Increase
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue
Salaries and benefits	$256,507	92.1%	$147,632	106.0%	$108,875	73.7%
Legal, consulting, insurance	262,536	94.3	13,460	9.7	249,076	1,855.2
All Other	295,895	106.2	41,843	30.0	254,052	607.2

Operating Expenses	$814,938	292.6%	$202,935	145.7%	$612,003	301.6%

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

Net Loss. Set forth below is the Net loss.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue
Net Loss	$(860,689)	(309.0)	$(163,945)	(117.7)	$(696,744)	(414.7)

The Net loss for the three months ended September 30, 2006 was attributable to selling and administrative costs as we continue to grow our operations, by introducing new clinics, building a national sales force and hiring organized support for future clinics. Interest expense of $97,920 was recognized due to the amortization of the discount arising from the relative fair value assigned to the equity component associated with the senior secured convertible debenture sold to Vicis Capital Master Fund on June 28, 2006. An additional $30,150 of accrued interest expense was recognized at the stated rate of 6% debenture financing consummated in June 2006.

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

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics. Determining a clinics specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book are made at that time. For the three months ended September 30, 2006, we have provided $7,670 for a reserve, as a result of our most recent experience and higher volume. Our reserve formula, modified during the second quarter of 2006 to account for this experience, is calculated by reserving 25% of the inventory value for operating clinics in the period ended September 30, 2006. No reserve was recorded for the comparable period in 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Net Revenue. Set forth below are the net revenues.

	Nine Months Ended		Increase	% Increase
	September 30, 2006	October 1, 2005
Sales of Medical Products	595,553	250,515	345,038	137.7
Service Revenue	90,151	36,631	53,520	146.1
Total Revenue	$685,704	$287,146	$398,558	138.8

Expansion into new regions of the United States and an overall increase in operating clinics of 23 from the comparative period in 2005 is the driving factor in the increase in net revenue. A total of 19 clinics have been added during the nine months ended September 30, 2006.

Cost of Sales. Set forth below are the cost of sales.

	Nine Months Ended				Increase	% Increase
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue
Cost of Medical Products	$445,027	74.7	$168,101	67.1	276,926	164.7
Cost Of service	99,807	110.7	34,442	94.0	65,365	189.8
Costs of Products and Services	$544,834	79.5%	$205,542	70.5%	$339,292	165.1%

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

Operating Expenses. Set forth below are the operating expenses.

	Nine Months Ended				Increase	% Increase
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue
Salaries and benefits	$687,593	100.2%	$255,677	89.0%	$431,916	168.9%
Legal, consulting, insurance	807,097	117.7	29,700	10.3	777,397	2,617.5
All Other	645,203	94.1	121,432	42.3	523,771	431.3

Operating Expenses	$2,139,893	312.0%	$406,809	141.6%	$1,733,084	426.0%

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

Net Loss. Set forth below is the net loss.

	Nine Months Ended				Increase (Decrease)	% Increase (Decrease)
	September 30, 2006	% of Revenue	October 1, 2005	% of Revenue
Net Loss	$(2,906,791)	(425.6)	$(322,194)	(112.2)	$(2,584,597)	(805.7)

This loss was attributable to selling and administrative costs as we continued to grow our operations, introducing new clinics, building a national sales force and hiring organized support for future clinics. A one time aggregate charge of $791,972 for interest expense was realized in June 2006 due to the discount arising from the computed beneficial conversion feature associated with the senior secured convertible debenture sold to Vicis Capital Master Fund on June 28, 2006. We are required to expense the entire amount due to the conversion feature of the debenture being convertible immediately at the discretion of the note holder. We also recognized $1,208,028 of a discount to the debenture, which will be amortized using the effective interest method over the two year period of the note. An additional $97,920 of interest expense resulting from the amortization of the discount on the debenture has also been recognized through the nine months ending September 30, 2006.

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

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrink for durable medical equipment inventory maintained at clinics. Determining a clinics specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established . Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book are made at that time. For the nine months ended September 30, 2006, we have provided $42,338 for a reserve, as a result of our most recent experience and higher volume . Our reserve formula, modified during the second quarter of 2006 to account for this experience,, is calculated by reserving 25% of the inventory value for operating clinics in the period ended September 30, 2006. No reserve was recorded for the comparable period in 2005.

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

We have increased our resources in administration by recently hiring a staff accountant as well as a purchasing professional during the second quarter. We also plan to add one to three additional employees to assist with our service administration. During the nine months ended September 30, 2006, we hired five additional customer support specialists, one field representative and one regional operations manager in order to carry out our current service model. We expect to hire additional field support resources to support the growth in new clinics during 2006 and 2007.

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

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

•	Equity

•	Contracts that require physical settlement or net-share settlement; and

•

Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

•	Assets or Liabilities

•	Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•	Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

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

Management’s review of our internal controls is on-going and will take whatever measures necessary to reduce the material deficiencies noted. Implementation of our remediation plan has included investing in upgrading our accounting and information technology systems, hiring additional permanent employees in accounting, purchasing and field operations, establishing additional training programs and/or engaging outside expert consultants. Our plan is to continue to strengthen our organization and internal controls and it may include hiring additional management and support personnel. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, and we may make additional changes to our internal controls and procedures. Although we have undertaken the foregoing initiatives, we cannot assure you that we will not in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 2, 2007	By:	/s/ BRIAN LESPERANCE
Brian Lesperance
President and Treasurer
(principal executive officer)

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Steadman Hawkins Clinic-Denver (incorporated by reference to the Form 10-KSB/A for the year ended December 31, 2006 filed on April 17, 2007)

10.2	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to the Form 10-KSB/A for the year ended December 31, 2006 filed on April 17, 2007)

10.3	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to the Form 10-KSB/A for the year ended December 31, 2006 filed on April 17, 2007)

10.4	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to the Form 10-KSB/A for the year ended December 31, 2006 filed on April 17, 2007)

10.5	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (incorporated by reference to the Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)