Form 10KSB/A
period 2006-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-02
CIK 104401

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

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The aggregate market value of the voting and non-voting equity held by non-affiliates as of June 28, 2007 was $4,479,052 based on the average bid and ask price of the issuer’s common stock on June 28, 2007 of $3.50. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

The issuer’s revenues for its most recent fiscal year were $1,013,500.

As of October 26, 2007, the average bid and asked price for the registrant’s Common Stock was $1.40.

As of October 26, 2007 there were 58,217,994 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

i

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the “Form 10-KSB/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”) that was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007. This Form 10-KSB/A is being filed to replace Par I, Items 1 and 1A and Part II, Items 5, 6, 7 and 8A and Part III, Items 9, 10 ,11 12 and 13 of the Report.

Unless the context otherwise requires, in this Form 10-KSB/A the term “MSMI” refers Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively.

MSMI has included in this Form 10-KSB/A information concerning the Company when it was known as China Media Networks International, Inc. and was controlled by its prior sole director, principal executive officer and principal finance officer, Mark L. Baum (collectively, CMNI), known to MSMI based on publicly available information (primarily filings by China Media Networks International, Inc. with the SEC and the Nevada Secretary of State). Non-public information concerning China Media Networks International, Inc. was not available to MSMI for the purpose of preparing its periodic reports. Publicly available information concerning China Media Networks International, Inc. may contain errors. MSMI has no knowledge that would indicate that any statement relating to China Media Networks International, Inc. contained or incorporated by reference into this Form 10-KSB/A is inaccurate or incomplete. Pursuant to relief granted under Rule 12b-21 of the Securities and Exchange Act of 1934, as amended, we are omitting from this Form 10-KSB certain information regarding CMNI within the sole control of CMNI or persons unaffiliated with MSMI. MSMI has requested that CMNI provide MSMI with information relating to the businesses, operations, financial condition and results and management of CMNI prior to December 31, 2005. CMNI, despite numerous requests, has failed or refused to provide such information to us. This information is unknown to MSMI and not reasonably available to MSMI, and rests only within the knowledge of CMNI, which is unaffiliated with MSMI. MSMI will amend or supplement this Form 10-KSB/A to provide any information that MSMI receives from CMNI, if MSMI receives such information and considers it material, reliable and appropriate.

Note on Forward-Looking Information

Except for historical facts, the statements in this Form 10-KSB/A are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this Form 10-KSB/A and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB/A.

ii

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

Company History

OrthoSupply Management, Inc. was incorporated in August 2005, and is the operating company and wholly-owned subsidiary of Medical Solutions Management Inc. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. In February 2005, OrthoSupply began to market and sell the turnkey program. On December 30, 2005, OrthoSupply Management, Inc. merged with one of our subsidiaries and as a result became our wholly-owned subsidiary. Medical Solutions Management has no operations, and acts solely as OrthoSupply’s holding company. We changed our name from “China Media Networks International, Inc.” to “Medical Solutions Management Inc.” in July 2006. Throughout this Form 10-KSB/A, the terms the “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

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

The OrthoSupply Turnkey Program

Our turnkey program enables physicians to write and fill prescriptions for orthotics and limited durable medical equipment items from their own clinics in compliance with federal anti-kickback and physician self-referral legislation, also commonly known as the “Stark” laws. Our turnkey program provides patients with the option of filling their prescriptions for orthotics and durable medical equipment items at clinics, rather than at a pharmacy or other third-party supplier. The turnkey program also provides clinics with a broader array of medical products and devices than the traditional stock and bill companies serving the clinics. Stock and bill companies are normally associated with only one or a few manufacturers. We practice vendor neutrality and have relationships with over thirty vendors, enabling us to offer a greater variety of lines of products. As a result, we offer our customers a greater choice from the many product lines available in the market.

The turnkey program is designed to allow clinics and physicians to generate revenue by dispensing and billing for orthotics and limited durable medical equipment items from their own clinic, and receiving the reimbursement payment from third party payors directly as further discussed below. When a clinic uses a stock and bill program or refers their patients to a pharmacy for completion of their order, the clinic is unable to participate in the revenue stream.

Currently, most orthopedic and podiatric surgical practices utilize pharmacies or traditional stock and bill companies. We believe the following are a few limitations of the current service models:

“Pharmacy” programs: Patients fill their prescriptions for orthotics and limited durable medical equipment items outside of the physician’s office. As a result, patients may not follow through with the prescribed orthotics and limited durable medical equipment items, the patient experiences delay in receiving the product and the physician does not participate in the durable medical equipment revenue stream.

Traditional stock and bill programs: Durable medical equipment is stocked by the stock and bill company on-site at the clinic. All third party reimbursement payments for the orthotics and limited durable medical equipment items are forwarded directly to the stock and bill company, and as a result, all revenue generated by the sale of orthotics and limited durable medical equipment items flows to the stock and bill company, not to the clinic. Although these programs help to resolve patient service and compliance issues, physicians incur labor costs required to manage the program and fail to capture revenue from the prescribed orthotics and limited durable medical equipment items.

Some physicians attempt to manage their own stock and bill programs. However, some physicians may lack the significant cash outlay to purchase initial inventory, and may lack the orthotics and limited durable medical equipment credentials and expertise required to work with third-party payors relative to reimbursement, negotiate with multiple durable medical equipment vendors, manage inventory and manage their billing and collection systems.

Under our turnkey program, we supply orthotics and limited durable medical equipment items from our vendors to the clinics. The physicians prescribe the appropriate device and dispense it to their patients at the clinic. Then, using our web-based billing system, we provide the third party reimbursement billing and collection service for the clinics account, such that all reimbursements for orthotics and limited durable medical equipment are items paid directly to the clinic. Inventory is typically maintained on site at the clinic so that it may be dispensed on the same day as the patient visit. Additional inventory is maintained at our corporate headquarters.

In contrast to the “pharmacy” program and traditional stock and bill program, we provide clinics with “one-stop shopping” for the handling of all their orthotics and limited durable medical equipment items needs. We act as the primary obligor to supply the orthotics and limited durable medical equipment items to the clinics and physicians dispensing the orthotics and limited durable medical equipment items. Pursuant to the written contracts that we enter into with our customers, we provide the personal and management services identified by the customer in order to facilitate customer’s on-site provision of orthotics and limited durable medical equipment items and related services to its patient. During the marketing process with our customers, we make certain unwritten representations with respect to our responsibilities and obligations to the clinics. Our marketing materials used during the process of enlisting new clinics also assure potential new clients that we will be responsible for fulfilling all of their orthotics and limited durable medical equipment items needs. We successfully provide orthotics and limited durable medical equipment items to the clinic regardless of its source and we fulfill our obligations to provide services relating to the provision of orthotics and limited durable medical equipment items. We believe that this unique orthotics and limited durable medical equipment items fulfillment and service approach sets us apart from our competitors and constitutes one of the primary reasons the clinic enters into the arrangement with us. We believe that the assurances, both in our contractual agreements and our marketing materials, that we are responsible for fulfilling the orthotics and limited durable medical equipment items products to the clinics, make us the primary obligor for the orthotics and limited durable medical equipment items to the clinic, including the acceptability of the product ordered by the clinic.

We also provide a “valet” service through our in-house physician extenders, insurance verification, web-based billing and collecting system, charge entry and posting. Physician extenders are the in-house technicians we offer as part of our services. The physician extenders are employees of the Company, and generally assigned to a clinic for a flat monthly fee. Examples of the services physician extenders provide include the following:

•	Verifying insurance;

•	Maintaining the adequate level of inventories needed to provide proper patient care utilizing the inventory control system and processes provided by us;

•	Assisting in the fitting of products;

•	Providing patient education in use of the products prescribed for every day use to regain mobility and rehabilitation from surgery/injury to ensure proper compliance;

•	Providing choices for orthotics and limited durable medical equipment items for patients that do not have full insurance benefits;

•	Maintaining an effective network of communications with clinic administrator to ensure their operation of our program meets the appropriate and accurate guidelines of the clinic;

•	Evaluating and preventing injuries; and

•	Rehabilitating and managing injuries.

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

We are vendor neutral, which means we will source any product line from any vendor at the physician or clinic’s request. To date, we have focused primarily on medical equipment for the orthopedic and podiatric markets, but as opportunities have arisen we have expanded into surgical and urgent care supplies as well. We also provide clinics with comprehensive web-based billing and collection systems. We bill and collect revenue electronically for the clinic and all money collected is deposited directly into the clinic’s lockbox. As a result, patients are more likely to comply with their prescriptions for orthotics and limited durable medical equipment items.

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

Podiatric Outpatient Surgical Opportunities

About 5 percent of the United States population sees a podiatric physician each year. About 81 percent of all hospitals in the United States have podiatric physicians on staff. There were 304,000 surgical procedures for bunionectomies or other toe deformities in 1996. (Georgia Podiatric Medical Association, “Foot Facts”, National Center for Health Statistics, “Ambulatory and Inpatient Procedures in the United States, 1996”)

Out of the 304,000 outpatient surgical procedures in 1996, we estimate that at least 25% of these procedures involved the prescription of durable medical equipment, including at least two or all of the following: walker boot, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion device, with average reimbursement to the physicians in the $50—$250 range.

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

As we are in the early stages of our development, we have a limited number of customers. For example, 2 customers accounted for 76% of our total revenue in 2005 and our largest 5 customers accounted for 57% of our total revenue for the year ended December 31, 2006. For fiscal 2006, our largest customer was Steadman-Hawkins-Englewood, CO, which accounted for approximately 17.4% of our revenue, or $181,653. As of December 31, 2006, Steadman-Hawkins-Englewood CO was no longer a customer of the Company, as it has chosen to receive services and products from one of our competitors. Our five largest customers in 2006 were Steadman-Hawkins , Nassau Orthopedics, Ortho Excellence of Long Island, BerkshireOrthopedics, and East Boston Elder Care. Our customers are comprised of orthopedic and podiatric clinics with anywhere from 1 to 10 physicians on staff.

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

Fraud and Abuse

We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws commonly known as “Stark” laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE, the U.S. Military Health System. We believe that our operations are in material compliance with these laws. Compliance with these laws and regulations, however, may be subject to further review and interpretation by the government and we cannot offer assurance that we would not be required to alter one or more of our practices to maintain compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations. As a general matter, we endeavor to negotiate customer agreements that are structured to fit within an applicable statutory or regulatory safe harbor (e.g., personal and management services safe harbor or discount safe harbor). We cannot represent, however, that every agreement has complied or will comply with the terms of a safe harbor. As a result, some of our contracts could be subjected to regulatory scrutiny in the event that the parties’ intent came into question

Anti-Kickback Laws. The Federal Anti-Kickback Statute prohibits entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” under the Statute has been broadly interpreted to include anything of value, including items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. The U.S. Department of Health and Human Services has issued regulations, commonly known as “safe harbors”, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be in violation of the Federal Anti-Kickback Statute. For example, there are safe harbors which protect various bona fide employment relationships, contracts or space or equipment rentals, and personal service and management agreements. The safe harbor regulations, however, do not comprehensively describe all lawful relationships between healthcare providers and referral sources. Therefore, the failure of an arrangement to satisfy all of the requirements of a particular safe harbor does not mean that the arrangement is unlawful. Rather, it indicates that the arrangement may be subject to scrutiny by the Office of the Inspector General or other agencies. It is possible for the Company to request an advisory opinion from the Office of the Inspector General regarding existing or proposed business arrangements and potential kickback concerns that may be raised by those arrangements. The penalties for violating the Federal Anti-Kickback Statute may include criminal fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, additional damages of up to three times the amounts claimed or remuneration offered or paid, and possible exclusion from federal healthcare programs, such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, and not only Federal health care programs such as Medicare and Medicaid. Some of these state laws lack explicit “safe harbors” that may be available under federal laws. Sanctions under state anti-kickback laws may include civil money penalties, license suspension or revocation, exclusion from participation in state health care programs, criminal fines, or imprisonment. Limited precedent exists regarding the interpretation or enforcement of such statutes. We contract with a significant number of healthcare providers and practitioners, including physicians and clinics. We believe that our contracts and arrangements with providers, practitioners, and suppliers are not in violation of applicable anti-kickback laws. We cannot assure you, however, that these laws will ultimately be interpreted in a manner consistent with our practices.

Physician Self-Referral Prohibitions. Federal physician self-referral legislation (the “Stark” law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. These laws also prohibit the entity from receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any entity collecting any amounts in connection with an unlawful referral is obligated to refund these amounts. Durable medical equipment and orthotics are both considered “designated health services” under the Stark law. An entity that engages in a scheme to circumvent these laws referral prohibition may be fined up to $100,000 for each arrangement or scheme. The penalties for violating these laws also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Various states have corollary laws, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for these laws vary from state to state.

We believe our operations are presently in material compliance with these laws. We cannot assure you that future regulatory changes will not result in the services we provide becoming subject to additional or ownership, investment, or compensation prohibitions in the future.

False Claims Statutes. Under federal and state statutes, the submission of claims or aiding or abetting the submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal Civil False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act can be brought by any individual on behalf of the government and such individuals, known as “relators” or, more commonly, as “whistleblowers” may share in any amounts paid by the entity to the government in fines or settlement. In addition, most states have enacted laws modeled after the federal False Claims Act and actions under these laws have increased significantly in recent years.

HIPAA Anti-Fraud Provisions. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes several revisions to existing health care fraud laws by permitting the imposition of civil monetary penalties in cases of violations of the anti-kickback statute or prohibitions on contracting with excluded providers. In addition, HIPAA created new statutes making it a federal felony to engage in fraud, theft, embezzlement, or the making of false statements with respect to healthcare benefit programs, which include private, as well as government programs. In addition, federal enforcement officials have the ability to exclude from the Medicare and

Medicaid programs any investors, officers and managing employees associated with business entities that have committed healthcare fraud, even if the investor, officer or employee had no actual knowledge of the fraud. In addition, the act makes it a crime to pay or otherwise compensate a Medicare or Medicaid beneficiary to influence such beneficiary to order or receive services from a particular provider or practitioner.

Federal Privacy and Transaction Law and Regulations

The Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. Sanctions for failure to comply with HIPAA include civil and criminal penalties. HHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any employee, consultant, advisor or other third-party of ours to whom this information is disclosed will safeguard the information. The third rule establishes minimum standards for the security of electronic health information. In some instances, our relationship with our customers is that of a “business associate.” Our failure to satisfy certain minimum data exchange, privacy and security standards in our role as a business associate may require our customers to terminate their relationship with us. The termination of material relationships could have a negative and material effect on our business.

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

As of April 2, 2007, there were outstanding warrants and a debenture to purchase approximately 34,951,423 shares of our common stock at exercise prices ranging from $.345 to $1.00 per share. We also have an equity incentive plan pursuant to which we may grant options to purchase up to 3,000,000 shares of our common stock. The exercise of outstanding warrants or options issued in the future and the conversion of the debenture, and the resulting sale in the public market of the shares acquired may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.

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

Presently, certain of our existing stockholders are entitled to make demand that we register the resale of their shares of common stock, including the shares underlying our outstanding warrants and debentures, at any time. If these stockholders exercise their registration rights with respect to all of its shares of common stock, then there will be an additional 15,113,600 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock.

In addition, if we are unable to effectively register certain of these shares with the SEC pursuant to registration rights held by certain of our stockholders, these stockholders will be entitled to payment of a penalty fee, in cash or shares of our common stock, at our option, which will accrue until we are able to effectuate the effective registration of their shares. Specifically, in the event that we are unable to register the shares of common stock underlying a debenture issued to Vicis Capital Master Fund, one of our largest stockholders, we must pay Vicis an amount equal to one percent of the aggregate principal amount of the debenture issued to Vicis, for each month the shares are not registered, up to a maximum of eight months. This full amount of this penalty appears as an accrual in our financial statements, but has not yet been paid. This penalty may increase our costs, in the event of a cash settlement, or a may dilute shareholders’ holdings, in the event of settlement in the form of shares of our common stock.

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

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits. In addition, the Company issued securities without registration under the Securities Act. Our financial statements reflect the following stock splits: on November 17, 2004, our certificate of incorporation was amended to provide for a stock combination (reverse split) of its common stock in an exchange, whereby one new share was issued to each two-hundred outstanding shares of common stock (1:200); on January 18, 2005, and again on March 2, 2005, the Company approved the equivalent of a 1 for 5,000 reverse stock split. Although we have access to public filings prior to December 31, 2005, we have been unable to ascertain if proper corporate authority existed or required corporate actions occurred in order to effectuate these actions, and whether the Company complied with federal and state securities laws. A finding that corporate authority did not exist, or that federal and or state securities laws had not been complied with, may result in rescission rights being accorded to the stockholders who purchased the securities and a finding that the Company was in violation of the federal and state securities laws for issuing securities in violation of the Securities Act. If these findings were to occur, the Company might incur costs with respect to the rescission rights and any other penalties sought by the SEC or state securities agencies.

For example, if the Company did not properly solicit shareholder notice with respect to reverse stock splits that occurred in December 2004 and January 2005, dissenting shareholders might be able to exercise dissenter rights under Nevada state law. As of December 30, 2005, the Company had 960 stockholders of record holding the Company’s 44,527 shares of issued and outstanding common stock, holders of which may be entitled to such rights. As of October 19, 2007, the Company had issued and outstanding 58,217,994 shares of its common stock. As a result, the Company may incur cost to comply with shareholder dissenting rights under Nevada state law for holders of the shares outstanding as of December 30, 2005, such paying dissenting shareholders the fair market value of the shares at the time of the reverse stock splits. In addition, if the Company were required to solicit an information statement or proxy statement with respect to certain stockholder required to correct previous actions taken, such an event could increase our operational costs and distract management for other activities.

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

Healthcare fraud and abuse regulation by federal and state governments impact our business. Health care fraud and abuse laws potentially applicable to our operations include:

•

Federal Anti-Kickback Statute, which constrains our marketing practices and pricing policies, and relationships with health care practitioners and providers, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

•

Federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal government payors that are false or fraudulent;

and

•

Federal Physician Self-Referral or “Stark” prohibitions which constrain the types of equipment we can sell to physicians and physician owned clinics who then bill those items to Medicare or Medicaid and constrain the types of compensation relationships we can enter into with physicians.

•

State laws analogous to each of the above federal laws, such as anti-kickback, baby “Stark” and false claims laws that may apply to items or services reimbursed by non-governmental third party payors, including commercial insurers.

We believe that our contracts and arrangements with providers, practitioners, and suppliers are not in violation of these laws; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices. As a result we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

As of April 2, 2007, we had outstanding 20,466,729 shares of common stock. As of April 2, 2007, we had outstanding warrants to purchase in the aggregate 25,290,335 shares of our common stock and an outstanding debenture that converts in to 9,661,088 shares of our common stock. We have outstanding options for 500,000 shares of our common stock, which we assumed pursuant to an Agreement and Plan of Merger dated as of December 30, 2005.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	500,000	0	2,475,000
Equity compensation plans not approved by security holders	0	0	0
Total	500,000	0	2,475,000

In June 2006, our board of directors and stockholders approved and adopted the Medical Solutions Management Inc. 2006 Equity Incentive Plan, referred to herein as the 2006 Plan. Following is a description of the material terms of the 2006 Plan. A copy of the 2006 Plan as Appendix B to our Schedule 14 C Information Statement filed with the SEC on July 11, 2006.

Purpose. The 2006 Plan is intended to retain and reward highly qualified employees, including contract employees, consultants, and directors, and encourage their ownership of our common stock.

Administration. The 2006 Plan is administered by a committee delegated by the board of directors, or by the board of directors itself, referred to as the Committee. Subject to the provisions of the 2006 Plan, the Committee has discretion to determine the employee, consultant or director to receive an award, the form of award and any acceleration or extension of an award. Further, the Committee has complete authority to interpret the 2006 Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical), and to make all other determinations necessary or advisable for the administration of the 2006 Plan.

Eligibility. Awards may be granted to any employee of or consultant to Medical Solutions Management and its affiliates or to non-employee members of our board of directors or of any board of directors (or similar governing authority) of any affiliate of Medical Solutions Management.

Shares Subject to the 2006 Plan. The shares issued or to be issued under the 2006 Plan are authorized but unissued shares of our common stock. The maximum number of shares of our common stock which may be issued or made subject to awards under the 2006 Plan is 3,000,000. The 2006 Plan contains the following further limitations on certain types of awards:

•	No more than fifty percent (50%) of the available 2006 Plan shares of common stock may be covered by awards issued to any one person in any one calendar year.

•

Only employees of Medical Solutions Management, and of any parent or subsidiary corporations, as defined in Sections 424(e) and (f), respectively, of the Internal Revenue Code of 1986, shall be eligible for the grant of an incentive option.

Types of Awards. Awards under the 2006 Plan may include incentive stock options, nonstatutory stock options, restricted stock and stock grants. Each award will be evidenced by an instrument in such form as the Committee may prescribe, setting forth applicable terms such as the exercise price and term of any option or applicable forfeiture conditions or performance requirements for any restricted stock grant. Except as noted below, all relevant terms of any award will be set by the Committee in its discretion.

•	Nonstatutory stock options and incentive stock options are rights to purchase our common stock. A stock option may be immediately exercisable or become exercisable in such installments, cumulative or non-cumulative, as the Committee may determine. A stock option may be exercised by the recipient giving written notice to Medical Solutions Management, specifying the number of shares with respect to which the stock option is then being exercised, and accompanied by payment of an amount equal to the exercise price of the shares to be purchased. The purchase price may be paid by cash or check, or subject to approval by the Committee, by delivery to us of shares of our common stock having a market value of the shares being purchased or pursuant to a promissory note in the principal amount to the exercise price of the shares to be purchased.

•

Incentive stock options may be granted only to eligible employees of Medical Solutions Management or any parent or subsidiary corporation and must have an exercise price of not less than one hundred percent (100%) of the fair market value of our common stock on the date of grant (one hundred ten percent (110%) for incentive stock options granted to any ten-percent (10%) shareholder). In addition, the term of an incentive stock option may not exceed ten (10) years. Nonstatutory stock options must have an exercise price of not less than one hundred percent (100%) of the fair market value of our common stock on the date of grant and the term of any nonstatutory stock option may not exceed ten (10) years. In the case of an incentive stock option, the amount of the aggregate fair market value of our common stock (determined at the time of grant) with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all such plans of his or her employer corporation and its parent and subsidiary corporations) may not exceed $100,000.

•

Awards of restricted stock are grants or sales of our common stock which are subject to a risk of forfeiture, such as a requirement of the continued performance of services for stated term or the achievement of individual or our company-wide performance goals.

•

A stock grant is a grant of shares of our common stock not subject to restrictions or other forfeiture conditions. Stock grants may be awarded only in recognition of significant contributions to the success of Medical Solutions Management, in lieu of compensation otherwise already due, or in other limited circumstances which the Committee deems appropriate.

Effect of Termination of Employment or Association. Unless the Committee determines otherwise in connection with any particular award under the 2006 Plan, stock options will generally terminate ninety (90) days following the recipient’s termination of employment or other association for cause. Military and sick leave or other bona fide leave shall not be deemed a termination of employments, provided that it does not exceed ninety (90) days or the period during which the optionee’s reemployment rights, if any, are guaranteed by statute or contract.

Transferability. In general, no award under the 2006 Plan may be transferred by the recipient and during the life of the recipient all rights under an award may be exercised only by the recipient or his or her legal representative. However, the Committee may approve the transfer, without consideration, of an award of a nonstatutory stock option or restricted stock to a family member.

Effect of Significant Corporate Event. In the event of any change in the outstanding shares of our common stock through merger, consolidation, sale of all or substantially all the property of Medical Solutions Management, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other distribution with respect to such shares of our common stock, an appropriate and proportionate adjustment will be made in (i) the maximum numbers and kinds of shares subject to the 2006 Plan and the 2006 Plan limits, (ii) the numbers and kinds of shares or other securities subject to the then outstanding awards, (iii) the exercise or hurdle price for each share or other unit of any other securities subject to then outstanding stock options (without change in the aggregate purchase or hurdle price as to which Stock Options remain exercisable), and (iv) the repurchase price of each share of restricted stock then subject to a risk of forfeiture in the form of a repurchase right. In the event of a change in control, the Committee shall have the discretion to provide for any or all of the following: (i) the acceleration, in whole or in part, of outstanding stock options, (ii) the termination of repurchase rights with respect to an award of restricted stock, (iii) the assumption of outstanding stock options, or substitution thereof, by the acquiring entity and (iv) the termination of all stock options that remaining outstanding at the time of the change of control. Upon our dissolution or liquidation, other than as part of an acquisition or similar transaction, each outstanding stock option shall terminate, but the participant shall have the right, immediately prior to the dissolution or liquidation, to exercise the stock option to the extent exercisable on the date of dissolution or liquidation.

Amendments to the 2006 Plan. Our board of directors may amend or modify the 2006 Plan at any time subject to the rights of holders of outstanding awards on the date of amendment or modification; provided, however, that our board may not, without the consent of the participant, reduce the number of shares subject to the award, reprice outstanding awards or adversely effect the provisions relating to an award’s vesting and exercisability.

Summary of Tax Consequences. The following is a brief and general discussion of the U.S. federal income tax consequences to recipients of awards granted under the 2006 Plan. This summary is not comprehensive and is based upon laws and regulations in effect on January 1, 2006. Such laws and regulations are subject to change. This summary is intended for the information of shareholders only and not as tax guidance to participants in the 2006 Plan. Participants in the 2006 Plan should consult their own tax advisors as to the tax consequences of participation.

•

Nonstatutory Stock Options. Generally, there are no federal income tax consequences to the participants upon grant of nonstatutory stock options. Upon the exercise of such an option, the participant will recognize ordinary income in an amount equal to the amount by which the fair market value of our common stock acquired upon the exercise of such option exceeds the exercise price, if any. A sale of common stock so acquired will give rise to a capital gain or loss equal to the difference between the fair market value of the common stock on the exercise and sale dates.

•

Incentive Stock Options. Except as noted at the end of this paragraph, there are no federal income tax consequences to the participant upon grant or exercise of an incentive stock option. If the participant holds shares of our common stock purchased pursuant to the exercise of an incentive stock option for at least two years after the date the option was granted and at least one year after the exercise of the option, the subsequent sale of our common stock will give rise to a long-term capital gain or loss to the participant and no deduction will be available to us. If the participant sells the shares of our common stock within two years after the date an incentive stock option is granted or within one year after the exercise of an option, the participant will recognize ordinary income in an amount equal to the difference between the fair market value at the exercise date and the option exercise price, and any additional gain or loss will be a capital gain or loss. Some participants may have to pay alternative minimum tax in connection with exercise of an incentive stock option.

•

Restricted Stock. A participant will generally recognize ordinary income on receipt of an award of restricted stock when such participant’s rights in that award become substantially vested, in an amount equal to the amount by which the then fair market value of our common stock acquired exceeds the price such participant has paid for it, if any. Recipients of restricted stock may, however, within thirty (30) days of receiving an award of restricted stock, choose to have any applicable risk of forfeiture disregarded for tax purposes by making an “83(b) election.” If the participant makes an 83(b) election, such participant will have to report compensation income equal to the difference between the value of the shares and the price paid for the shares, if any, at the time of the transfer of the restricted stock.

•

Potential Deferred Compensation. For purposes of the foregoing summary of federal income tax consequences, we assumed that no award under the 2006 Plan will be considered “deferred compensation” as that term is defined for purposes of recent federal tax legislation governing nonqualified deferred compensation arrangements, Section 409A of the Internal Revenue Code of 1986, as amended, or, if any award were considered to any extent to constitute deferred compensation, its terms would comply with the requirements of that legislation (in general, by limiting any flexibility in the time of payment). If an award includes deferred compensation, and its terms do not comply with the requirements of the legislation, then any deferred compensation component of an award under the 2006 Plan will be taxable when it is earned and vested (even if not then payable) and the recipient will be subject to a 20% additional tax.

•

Section 162(m) Limitations on the Company’s Tax Deduction. In general, whenever a recipient is required to recognize ordinary income in connection with an award, we will be entitled to a corresponding tax deduction. However, we will not be entitled to deductions in connection with awards under the 2006 Plan to certain senior executive officers to the extent that the amount of deductible income in a year to any such officer, together with his or her other compensation from Medical Solutions Management, exceeds the $1 million dollar limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended. Compensation which qualifies as “performance-based” is not subject to this limitation, however.

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

Prior to December 31, 2005, we believe that the Company might have sold and issued securities of the Company without registering the securities under the Securities Act. Despite our management’s repeated attempts to contact the previous management for accurate and complete records with respect to corporate matters and stock issuances, we have been unable to verify the accuracy of stock issuance and exemptions from registration claimed by the previous management team. Therefore, pursuant to relief granted under Rule 12b-21 under the Exchange Act we are omitting from this Form 10-KSB/A any issuances of securities prior to December 31, 2005.

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

Expansion into new regions of the United States and an overall increase in operating clinics to 39 from 11 in the comparative period in 2005 is the driving factor in the increase in net revenue. A total of 28 clinics have been added during the fiscal year ended December 31, 2006 providing a more diversified revenue base and offsetting the loss of Steadman-Hawkins revenue which declined in 2006 by $119,048 from 2005. During the fourth quarter of 2006, new revenue streams from occupational clinics generated additional revenue of $52,853. A number of clinics closed in the late fourth quarter are not fully operational, therefore, the revenue impact will not be realized until the fiscal year 2007.

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

Legal, Consulting & Insurance Expenses.

Legal expense increased dramatically to $618,635 for the year ended December 31, 2006 compared to $134,384 for the comparative period in 2005. These expenses are primarily related to services rendered surrounding our capital and debt financings of $407,093, associated registration of our securities with the SEC of $100,169, and general counsel for operations of $111,373. Consulting expense has also increased by $163,725 due to various independent contractor arrangements. For example, we recognized $87,581 for the valuation of warrants issued to FP Associates in connection with the services rendered for financing arrangements and potential acquisitions. Insurance expenses have also increased to $69,915 in 2006 compared to $24,169 in 2005, to support the growth of the business in 2006.

All Other Expenses

All Other Expenses include recruitment fees of $91,930, rent of $69,437 printing of $57,802, increases in travel expenses by $93,281, telephone, data and information technology support by $74,474. Expense increases such as office supplies and postage of $26,726, marketing and outside commissions of $56,903, depreciation of $31,361, and other general expenses of approximately $74,000 to support a growing operation are also factors for the increase in other expenses from 2005 to the comparative period in 2006. Fees associated with our capital and debt raises of $63,000, SEC related filing expenses of $34,328 and the Vicis registration penalty expense of $160,000 are also contributing factors to increased expenses for 2006. Billing service fees have also increased from $48,062 in 2005 to $52,953 for the year ended December 31, 2006, again resulting from the increase in operating clinics for the comparative periods.

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

Liquidity and Capital Resources

Cash used in operations during the year ended December 31, 2006 was $2,920,159, compared to $657,754 in the comparative period in 2005. Our financing activities in 2006, including the issuance of the $2,000,000 senior convertible debenture on June 28, 2006 and additional debt financings of $600,000 in the fourth quarter of 2006, resulted in an overall net change in cash of only $346,682. Comparatively, the Company received proceeds of $ 1,610,000 and $553,636 from the issuance of its convertible preferred and common stock offerings respectively, less offering costs of $195,445 and the purchase of treasury stock of $500,000 in the comparative period in 2005. Investment in the purchase of equipment was $39,745 and $95,608 during the periods ended 2006 and 2005, respectively.

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

Our plan for organic growth for fiscal year 2007 includes increasing our sales force in key locations across the country. The plan includes support programs for the sales efforts including marketing, communications and program literature. We plan to build our sales force from our current level of 5 sales people to 10 regional sales people. In the last quarter of fiscal year 2006, we added one regional sales manager in the Southeast and one regional sales manager on the West Coast. We expect that the additional of sales managers in these areas will contribute to growth in fiscal 2007.

We plan to hire a Vice President of Operations and additional field support resources to enhance the effectiveness of our services and support the growth in new clinics during 2007. We have also hired a consultant to assist us with marketing and the development of our web-based programs and offerings. From time to time, we also engage outside consultants to assist us with marketing, advertising and web development. We expect these additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. We also plan to increase our resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control.

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

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19 and determined all our sales of goods and products are required to be reported on a gross basis. The following is a summary of the specific factors the Company considered in reaching this conclusion:

•

The Company is the primary obligor in the arrangement with clinics: The Company is responsible for the fulfillment of the DME products to the Company’s customers and is responsible for the acceptability to the clinics of the delivered DME products. The Company also considered the representations that it makes, both written and otherwise, during its clinic acquisition process. The Company’s primary written representations with its customers are included its Sales Agreements. Additional unwritten representations are made to prospective clinics during the marketing phase consistent with the Company’s strategy of being a turnkey or “one-stop shop” for clinics’ DME needs.

•

The Company has general inventory risk: The Company generally does not attempt to stock a complete inventory of DME products. Rather, the Company orders DME products from its vendors for drop-shipment to the Company’s clinic customers. Although the Company does not have a formal policy of accepting product returns, it has established a general business practice of allowing its customers to return DME product under certain circumstances. In that case, the Company would take title to that product and have general inventory risk. In certain instances, the Company may have the ability to return such products to its vendors for credit less restocking and other charges. These general inventory risks are unmitigated by insurance.

•

The Company has discretion in supplier selection: During a new clinic launch under the Company’s services, the Company has significant influence, along with the clinic’s preferences and past practices, to select DME vendors. The Company also influences the product mix maintained by the clinics. The Company’s supplier preferences can change over time. Additionally, if a preferred vendor is out of stock for a particular item, the Company has the latitude to provide a substitute vendor at its discretion. Part of the Company’s competitive advantages is its vendor neutrality and ability to source DME product from a number of different vendors.

•

The Company has physical loss inventory risk: In general, when the Company places an order with a vendor to be drop shipped to a clinic, title to the inventory passes to the Company upon shipment by the vendor. Title passes to the clinic upon receipt and acceptance by the clinic. Therefore, the Company has the risk of loss while the DME products on in transit to the clinics. This risk is mitigated by insurance.

•

The amount the Company earns is not fixed: Due to Federal Healthcare Statutes, the Company must establish with its customers in advance the sales price of all DME products offered and that price cannot vary based on volume. However, the prices the Company is required to pay to purchase these products from its suppliers can and do change. Therefore, the Company does not earn a fixed dollar amount per customer transactions and the gross profit margin on specific products can and do change over time.

Based on the Company’s consideration of all relevant facts and circumstances, including those described above, the Company accounts for sales of products on a gross basis.

We provide clinics with “one-stop shopping” for the handling of all their orthotics and limited durable medical equipment items needs. We act as the primary obligor to supply the orthotics and limited durable medical equipment items to the clinics and physicians dispensing the orthotics and limited durable medical equipment items. Pursuant to the written contracts that we enter into with our customers, we provide the personal and management services identified by the customer in order to facilitate customer’s on-site provision of orthotics and limited durable medical equipment items and related services to its patient. During the marketing process with our customers, we make certain unwritten representations with respect to our responsibilities and obligations to the clinics. Our marketing materials used during the process of enlisting new clinics assure potential new clients that we will be responsible for fulfilling all of their orthotics and limited durable medical equipment items needs. We successfully provide orthotics and limited durable medical equipment items to the clinic regardless of its source and we fulfill our obligations to provide services relating to the provision of orthotics and limited durable medical equipment items. We believe that this unique orthotics and limited durable medical equipment items fulfillment and service approach sets us apart from our competitors and constitutes one of the primary reasons the clinic enters into the arrangement with us. We believe that the assurances, both in our contractual agreements and our marketing materials, that we are responsible for fulfilling the orthotics and limited durable medical equipment items product requirements of the clinics.

Product sales are made without the right of return. However, the Company has established a business practice of accepting product returns under certain circumstances. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists”. The Company is able to reasonably estimate returns due to the relatively short time period during which the Company generally accepts returns, the Company’s historical experience with similar types of sales of similar products and a large volume of homogenous transactions. For all periods presented, reserves for estimated returns have been immaterial.

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

•

Pharmacy Claims Servicing Revenue—During the fourth quarter, the Company entered into an arrangement whereby it would acquire dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics which dispense the pharmaceuticals to their patients. Under the arrangement, the Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred within a specified time frame following transmittal of the claims to the Company. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. However, if any claims are rejected by a payor as not an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156 , Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and our cost basis in the claim.

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

Accounting for Obligations and Instruments Potentially to be Settled in the Company’s own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock. We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. To date, the Company has never been required to classify issued warrants as derivative liabilities.

Warrant Derivative Liabilities: We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. . To date, the Company has never been required to classify issued warrants as derivative liabilities.

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

Accounting for Stock-Based Employee Compensation: In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the year ending December 31, 2006.

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

The Company’s Consolidated Financial Statements and accompanying notes, together with the reports of independent certified public accountants, appear at pages F-1 through F-23, respectively, of this Form 10-KSB/A.

ITEM 8A.	Controls And Procedures

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

Changes in internal control over financial reporting. There were no changes during the Company’s fiscal fourth quarter that materially affected the Company’s internal control over financial reporting. However, as described in detail in the “Evaluation of disclosure control and procedures,” the Company implemented certain changes, including hiring a new Chief Financial Officer, in its fiscal fourth quarter that it expects will have a material affect on the Company’s internal control over financial reporting in the future. The Chief Financial Officer has been charged with the task of addressing the material weaknesses described in “Evaluation of disclosure control and procedures” above. The Company expects these changes to include implementing additional internal controls related to the Company’s period-end closing and reporting process. These additional controls will likely include the Chief Financial Officer, newly hired staff and outside consultants.

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

Kenneth Fischer, Chief Financial Officer. Mr. Fischer has served as our Chief Financial Officer since November 2006. From January 2004 until joining the Company, Mr. Fischer acted as an independent consultant providing financial advisory services to start-ups, a foreign-based company with U.S. operations, and a not-for profit research institution. From January 2003 to January 2004, Mr. Fischer was the Chief Executive Officer of the North American operations for Lurgi Lentjes, AG, which provides engineering and construction for the electric utility industry. Prior to this appointment, he spent over ten years with Babcock Borsig Capital Corporation (f/k/a Deutsche Babcock), a German based U.S. financial services holding company, as President and Chief Executive Officer and Vice President, Finance and Treasurer. Mr. Fischer is a CPA and earned a BA in Economics from Providence College, MBA from Babson College, MST, Taxation from Bentley College and attended the Advanced Management Program at Harvard Business School.

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

Marshall Sterman, Director. Mr. Sterman has served as one of our directors since September 2006. Mr. Sterman is currently the President of The Mayflower Group, Ltd. and has held the position of President of The Mayflower Group, Ltd since 1986. He has served as Chairman of WiFiMed Holdings Company, Inc., formerly Bellacasa Productions, Inc., a publicly-held a medical device company focused on the development and commercialization of three injectable biocompatible products from since 2005. Since October 2006, Mr. Sterman has served as a director of Andover Medical, Inc., a publicly-held company engaged in the business of distributing procedure specific durable medical equipment. Mr. Sterman also served as a director of WaterChef, Inc., a publicly-held company engaged in the business of designing and marketing water purification equipment, from 1999 to 2007. Mr. Sterman holds an M.B.A. from the Harvard Graduate School of Business.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brian Lesperance	2006	150,020					6,500	156,520

Robert G. Coffill, Jr. Senior Vice President of Field Operation and Secretary and Director	2006	110,808					2,500	113,308

Kenneth Fischer Chief Financial Officer	2006	12,019					500	12,519

Ross Fine Vice President of Sale and Marketing	2006	63,673					1,750	65,423

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Brian Lesperance President, Treasurer and Director	0	0	0	N/A	N/A	0	0	0	0

Robert G. Coffill, Jr.(1) Senior Vice President of Field Operation and Secretary and Director	125,000	375,000	0	$0.01	11/30/2015	0	0	0	0

Kenneth Fischer Chief Financial Officer	0	0	0	N/A	N/A	0	0	0	0

Ross Fine Vice President of Sale and Marketing	0	0	0	N/A	N/A	0	0	0	0

(1)	In connection with the consummation of the merger on December 30, 2005, we assumed the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We assumed the presently outstanding option agreement of OrthoSupply issued to Mr. Coffill for 500,000 shares of our common stock.

Employment Contracts

We have an employment agreement with Mr. Lesperance, pursuant to which we have agreed to pay him between $150,000 and $225,000 per year, depending upon our yearly gross revenues, plus a $500 per month car allowance. In addition, the employment agreement provides that Mr. Lesperance shall be eligible for an annual bonus targeted at forty percent of his base salary, which shall be paid at the discretion of the board. The agreement provides for the issuance of five percent of the Company’s stock vested monthly over a two year period. Mr. Lesperance agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment agreed not to compete with our business and not to solicit our customers. Mr. Lesperance also agreed to assign to us any inventions development by him during the course of his employment. In the event Mr. Lesperance’s employment is involuntarily terminated, Mr. Lesperance shall receive a lump sum payment equal to twelve months of his then current base salary and continuation of medical and dental benefits for a twelve month period. We also have entered into a Restricted Stock Purchase Agreement with Mr. Lesperance, pursuant to which we issued to Mr. Lesperance 1,322,220 shares of our common stock at an aggregate purchase price of $13,222. The shares are subject to repurchase by MSMI, which repurchase right lapses monthly over a two year period. Under these agreements, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control of MSMI.

On May 1, 2006, we entered into an employee agreement with Mr. Coffill, pursuant to which Mr. Coffill receives $125,000 per year as base salary, subject to increases dependent upon the Company’s gross revenues, plus a $500 month travel allowance. . In addition, the employment agreement provides that Mr. Coffill shall be eligible for an annual bonus targeted at twenty-five percent of his base salary, which shall be paid at the discretion of the board The agreement has a term of three years. Mr. Coffill is also eligible to receive an option award for shares of our common stock depending upon our yearly revenue. Mr. Coffill has agreed not disclose any of our confidential information, and for a period of two years after the termination of his employment, not to compete with our business or solicit any of our customers. Pursuant to the employment agreement, we have agreed to issue to Mr. Coffill an option to purchase up to 200,000 shares of our common stock, twenty-five percent (25%) of such shares vesting on the first anniversary date of the grant and twenty-five vesting every year thereafter until all shares have vested and in the event of a change of control of the Company, all unvested shares shall immediately vest. In the event that Mr. Coffill’s employment is involuntarily terminated, other than under a change of control or the declaration of insolvency by the Company, Mr. Coffill shall receive a payment equal to the greater of his base salary for the remainder of the term of the contract or one year and continuation of medical coverage for a period of twelve months.

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

On November 20, 2006, we entered into an employment agreement with Mr. Fischer, pursuant to which we have agreed to pay him a base salary of $125,000 which increases as the Company’s revenue increases. In addition, the employment agreement provides that Mr. Fischer shall be eligible for an annual bonus targeted at twenty-five percent of his base salary, which shall be paid at the discretion of the board. The Company will grant

Mr. Fischer an option to purchase 200,000 shares of Company’s common stock as soon as reasonably practicable. Mr. Fischer will also receive a car allowance of $500 per month and he is eligible to participate in a bonus plan. Upon involuntary termination of Mr. Fischer’s employment by the Company, Mr. Fischer will be entitled to receive twelve months of his base salary and medical insurance.

Director Compensation

Director Compensation

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marshall Sterman	$2,800

(1)	Mr. Sterman was appointed to the Board of Directors in September 2006. He received $2,500 for his services during the fourth quarter of 2006, and $300 for attending one Board meeting telephonically.

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

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number		Percent (%)
Patricia Jenkins	11,328,800	(1)	55.41%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Vicis Capital Master Fund(2)	32,261,088	(3)	80.08%
Tower 56, Suite 700
126 East 56th Street
New York, NY 10022
Brian Lesperance	1,802,200		8.81%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Kenneth Fischer	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
John Hallal	3,724,800	(4)	18.22%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Robert G. Coffill, Jr.(5)	425,500		2.1%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Ross Fine	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
John Graves(6)	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Marshall Sterman	40,000	(7)	*
c/o Medical Solutions Management Inc.
237 Cedar Hill, Street, Suite 4, Marlboro, MA 01752
All Directors and Officers as a Group (5 persons)	2,267,700		11.0%

*	less than one percent
(1)	Based on information set forth in a Schedule 13D filed with the SEC on February 8, 2006.
(2)	The investment advisor to Vicis Capital Master Fund is Vicis Capital LLC and therefore has voting and dispositive power over all the foregoing shares. For the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to be the beneficial owner of, but hereby disclaims such beneficial ownership of, the foregoing shares. The managing members of Vicis Capital LLC are Shad Stastney, John Succo and Sky Lucus.
(3)

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

(4)	Based on information set forth in a Schedule 13D filed with the SEC on February 7, 2006.
(5)	Includes 125,000 shares pursuant to an option agreement exercisable within 60 days of April 2, 2007. In connection with the consummation of the merger on December 30, 2005, we assumed the outstanding option agreements of our wholly owned subsidiary, Ortho Supply. We have adopted a new option plan, assumed the option agreements of Ortho Supply issued to Mr. Coffill for 500,000 shares of common stock.
(6)	On January 22, 2007, John Graves was appointed as Vice President of Operations.
(7)	Includes 40,000 shares of common stock issuable upon the conversion of a warrant.

ITEM 12.	Certain Relationships And Related Transactions

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

In connection with the Securities Purchase and Exchange Agreement, the Company entered into Lock-Up and Leak-Out Agreements with each of Vicis Capital Master Fund, Midtown Partners & Co. LLC, FP Associates, Patricia Jenkins, John Hallal and Brian Lesperance. The Lock-Up and Leak Out Agreement provide that until June 28, 2008, the security holder shall not sell, transfer or otherwise dispose of our securities; provided however, the security holder may consummate sales of up to ten percent of the owned securities during the each year of the agreement.

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

On February 22, 2006, we terminated our agreement with The Baum Law Firm as our special counsel. The agreement was an initial one year term to provide services related to our merger in December 2005 and ongoing corporate and securities compliance work, with payment for legal services rendered to be paid in cash and shares of the our common stock. In connection with the termination of this Agreement, we paid The Baum Law Firm $30,000 and issued it 60,000 shares of our common stock in satisfaction of legal services rendered. Mark Baum, the prior sole director, principal executive officer and principal financial officer of our Company prior to December 31, 2006, is the managing partner of The Baum Law Firm. Mark Baum continued as a director until January 13, 2006. The Baum Law Firm was contracted to provide services for special counsel, which was terminated on February 22, 2006. Mark Baum is also associated with Thunderbird Global Corporation, which was one of our largest stockholders until December 31, 2005. The closing market price of our common stock on February 22, 2006 was $3.00.

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

ITEM 13.	Exhibits

The following exhibits are included as part of this Amendment No. 1 annual report of Form 10-KSB.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed on April 16, 2007)

**10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

**10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on
Form SB-2 filed on August 8, 2006)

**10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

**10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Annual Report filed on April 16, 2007)

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to Exhibit 10.11 to the Annual Report filed on April 16, 2007)

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (filed herewith)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (filed herewith)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

**10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2006)

Exhibit No.	Description
*10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement (enter Professional LLC, d/b/a) Steadman Hawkins Clinic-Denver (filed herewith)

*10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (filed herewith)

*10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (filed herewith)

*10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (filed herewith)

*10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (filed herewith)

*10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C. (filed herewith)

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.34	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, or the Supply Management Inc. and Vicis Capital Master Fund (filed herewith)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

23.1	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential Treatment Requested for portions of this exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.

ITEM 14.	Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 2nd day of November, 2007.

MEDICAL SOLUTIONS MANAGEMENT INC.

By:	/s/ BRIAN LESPERANCE
Brian Lesperance
President and Treasurer
(principal executive officer and acting principal accounting and finance officer)

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

As discussed in Note 9 to the consolidated financial statements, the Company has restated the consolidated financial statements for the fiscal year ended December 31, 2005 to correct certain accounting errors.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 12, 2007

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant Rochester, New York

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

2006
Assets
Current Assets
Cash & cash equivalents	$353,058
Trade Accounts receivable, net	384,250
Other Receivables, net	125,213
Inventory	221,333
Prepaid expenses	35,946
Due from affiliated entities	0

Total current assets	1,119,800
Property & equipment (net)	102,999
Other	0

Total assets	$1,222,799

Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$326,163
Accrued expenses	435,461
Note Payable due in less than one year	400,000
Convertible notes payable	228,044

Total current liabilities	1,389,668

Long-term Debt:
Convertible notes payable	998,677

Total Liabilities	2,388,345

Stockholders’ Deficiency:
Common stock—100,000,000 authorized $0.0001 par value 20,446,729 issued and outstanding	2,045
Additional paid in capital	$3,568,728
Treasury Stock	0
Accumulated Deficit	$(4,736,319)

Total Stockholders’ Deficiency	(1,165,546)

Total Liabilities & Stockholders’ Deficiency	$1,222,799

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	February 1, 2005 (inception) to December 31, 2005
		Restated
Revenue:
Sales of medical supplies	$861,987	406,920
Service revenues	151,513	52,681

Total revenue	1,013,500	459,601

Cost of Sales:
Cost of tangible goods sold	635,342	300,368
Cost of services	148,486	53,901

Costs Applicable to Sales & Revenue	783,828	354,269

Gross Profit	229,672	105,332
% of Revenue	22.7%	22.9%
Selling, General & Administrative Expenses	3,139,487	886,601

(Loss) Before Other Income	(2,909,814)	(781,269
Other Income (Expense)
Interest Income	15,661	2,795
Interest (expense)	1,063,023	0

(Loss) Before Income Taxes	(3,957,176)	(778,474)
Income Taxes	669	0

Net Loss available to common shareholders	$(3,957,845)	$(778,474)

Basic and Diluted Net Loss Per Common Share	$(0.19)	$(0.05)

Weighted Average Common Shares Outstanding (Basic)	20,458,686	16,539,181

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	February 1, 2005 (inception) to December 31, 2005
		(restated)
Cash Flows from Operating Activities:
Net Income	$(3,957,845)	$(778,474)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	60,635	12,028
Depreciation, Amortization & Bad Debts	39,401	33,042
Stock issued for services	15,000	0
Amortization of debt discount	209,749	0
Embedded beneficial conversion feature on convertible debenture	791,972	0
Fair value of options issued for services	87,581	0
Changes in Operating Assets & Liabilities:
Trade accounts receivable	(318,529	(138,384)
Other receivables	(125,213)	0
Inventory	(112,296)	(109,037)
Prepaid expenses	(8,427)	(27,519)
Accounts payable	8,172	317,991
Accrued expenses	389,641	32,600

Net cash used by operating activities	(2,920,159)	(657,754)

Cash Flows from Investing Activities:
Purchase of Equipment	(39,745)	(95,608)
Investment in affiliated joint venture	0	0

Net cash used by investing activities	(39,745)	(95,608)

Cash Flows from Financing Activities:
Proceeds from preferred offering	0	1,610,000
Proceeds from issuance of common stock	13,222	553,636
Purchase of treasury stock	0	(500,000)
Payment of offering costs	0	(195,445)
Proceeds from borrowings	2,600,000	0
Borrowings from related parties	0	2,510
Payment of related party debt	0	(17,600)

Net cash from financing activities	2,613,222	1,453,101

Net Change In Cash	(346,682)	699,740
Cash-Beginning	699,740	0

Cash-Ending	$353,058	$699,740

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure of non-cash transactions:
Value of preferred shares issued to pay offering costs	$0	$90,000

Equipment acquired through related party debt	$0	$15,090

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Stockholders’ Deficiency

(Restated)

	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
Balance at December 31, 2004	0	$0	$0	$0	$0	$0

Issuance of shares to founders @ $0.03 per share	17,736,619	1,774	551,863	($13,222)		$540,415
Stock issued for services @ $0.05 per share	1,360,000	136	67,864			68,000
Effect of recapitalization	644,527	64	(500,064)			(500,000)
Net Loss					(778,474)	(778,474)

Balance at December 31, 2005	19,741,146	$1,974	$119,663	($13,222)	($778,474)	($670,059)

Receipt of common stock subscriptions				13,222		13,222
Acquisition of treasury shares through contributed capital			508,326			508,326
Retirement of treasury shares	(1,694,419)	(169)	(508,156)			($508,326)
Conversion of preferred to common	2,340,002	234	1,346,321			$1,346,555
Stock issued for services @ $0.25 per share	60,000	6	14,994			15,000
Fair value of options issued for services			87,581			87,581
Impact of beneficial conversion feature			791,972			791,972
Warrants issued as loan inducement			1,208,028			1,208,028
Net Loss					(3,957,845)	(3,957,845)

Balance at December 31, 2006	20,446,729	$2,045	$3,568,729	$0	($4,736,319)	($1,165,546)

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

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19. We have determined that the following criteria are applicable to our specific facts and circumstances:

•	The Company is the primary obligor in the arrangement with clinics.

•	The Company has general inventory risk.

•	The Company has discretion in supplier selection.

•	The Company has physical loss inventory risk.

•	The amount the Company earns is not fixed.

Based on the Company’s consideration of all relevant facts and circumstances, the Company accounts for sales of products on a gross basis.

The Company provides clinics with “one-stop shopping” for the handling of all their DME needs. The Company acts as the primary obligor to supply the DME to the clinics and physicians dispensing the orthotics and limited durable medical equipment items. Pursuant to the written contracts that we enter into with our customers, we provide the personal and management services identified by the customer in order to facilitate customer’s on-site provision of orthotics and limited durable medical equipment items and related services to its patient. During the marketing process with our customers, we make certain unwritten representations with respect to our responsibilities and obligations to the clinics. Our marketing materials used during the process of enlisting new clinics assure potential new clients that we will be responsible for fulfilling all of their orthotics and limited durable medical equipment items needs. We successfully provide orthotics and limited durable medical equipment items to the clinic regardless of its source and we fulfill our obligations to provide services relating to the provision of orthotics and limited durable medical equipment items. We believe that this unique orthotics and limited durable medical equipment items fulfillment and service approach sets us apart from our competitors and constitutes one of the primary reasons the clinic enters into the arrangement with us. We believe that the assurances, both in our contractual agreements and our marketing materials, that we are responsible for fulfilling the orthotics and limited durable medical equipment items product requirements of the clinics, make us the primary obligor for the orthotics and limited durable medical equipment items to the clinic, including the acceptability of the product ordered by the clinic.

Product sales are made without the right of return. However, the Company has established a business practice of accepting product returns under certain circumstances. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists”. The Company is able to reasonably estimate returns due to the relatively short time period during which the Company generally accepts returns, the Company’s historical experience with similar types of sales of similar products and a large volume of homogenous transactions. For all periods presented, reserves for estimated returns have been immaterial.

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

•

Pharmacy Claims Servicing Revenue—During the fourth quarter, the Company entered into an arrangement whereby it would acquire dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. Under the arrangement, the company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. However, if any claims are rejected by a payer as an invalid workers compensation claim, the claim reverts back to the management company for credit to the Company equal to our original cost to acquire the claim.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156 , Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. . We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and our cost basis in the claim.

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

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term. To date, the Company has never been required to classify issued warrants as derivative liabilities.

Warrant Derivative Liabilities: We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. To date, the Company has never been required to classify issued warrants as derivative liabilities.

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

Accounting for Stock-Based Employee Compensation: In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us is our first quarter of the year ending December 31, 2006.

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

Future commitments are summarized as follows:

	Classification
	Office Leases	Employment Agreements
2007	56,371	125,000
2008	52,056	125,000
2009	7,723	41,838
2010
2011
Thereafter

Total	$116,150	291,838

4. Accrued Expenses

Significant items classified on the accompanying balance sheets as accrued expenses are as follows:

	2006	2005
Professional fees	$93,283	$10,000
Interest	61,303	0
Convertible debt penalties	160,000	0
Payroll	63,221	16,209
Other	57,654	6,391

	$435,461	$32,600

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

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments . The Company evaluated the impact of the registration rights agreement on the embedded conversion feature and the Warrants and determined their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, be bifurcated, and initially recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. Since the liquidated damages may be settled in shares at our discretion, we applied the criteria in EITF 00-19 and determined that the related instruments were equity instruments.

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

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at December 31, 2006 were a volatility of 75%, common stock value of $3.00 and a risk free interest rate of 5.25%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and additional paid-in capital for their relative fair value of $1,208,028.

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

The discount of $1,208,028 will be amortized to interest expense over the term of the note using the effective yield method. A schedule of accretion of the carrying value of the note and corresponding amortization of discount is as follows:

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

Treasury Stock

On June 28, 2006 we received 1,694,419 shares of our common stock from a shareholder. The shares were accounted for as contributed capital at the time of receipt and valued at $0.30 per share. We determined the principal to principal market was the most active market at the time of receipt. Documented exchanges in that market indicated a current value of $0.30 per share. The shares were subsequently retired and the entire amount of $508,326, was applied as a reduction of our paid-in capital under the cost method.

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

	Fiscal Years Ended December 31,
	2006	2005
Risk-free interest rate	5.25%	4.35%
Dividend yield	0.00%	0.00%
Expected volatility	75%	50%
Expected term (in years)	4.0	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2005	600,000	$0.01
Granted	300,000	0.01
Exercised	0	0.00
Lapsed	0	0.00

Options outstanding at December 31, 2006	900,000	0.01	2.8	$4,041,000

Options exercisable at December 31, 2006	900,000	$0.01	2.8	$4,041,000

*	Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average grant date fair value	Aggregate intrinsic value*
Options subject to future vesting at December 31, 2005	100,000	$0.01
Options issued during 2006	300,000	$0.29
Options forfeited or lapsed		$0.00
Options vested during 2006	(400,000)	$0.22

Options subject to future vesting at December 31, 2006	0	0	0

Aggregate intrinsic value of outstanding options at December 31, 2006 was approximately $ 4,041,000. Aggregate intrinsic value of vested options at December 31, 2006 was approximately $4,041,000.

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

The warrants, issued on March 16, 2007, to purchase an aggregate of 3,213,000 shares, were estimated at a value of $11,471,023. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance. The value of the warrants will be accounted for as a charge to expense as a cost of the financing and a corresponding credit to Additional Paid in Capital.

The significant assumptions used to value the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock and the risk free interest rate. The key inputs for the valuation analysis as of March 16, 2007 were a volatility of 100%, common stock value of $3.97 and a risk free interest rate of 5.00%.

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

10. Fourth Quarter Adjustments

The Company recorded certain adjustments, related to the allocation of proceeds between the convertible notes payable and related warrants (see Note 6), in the fourth quarter that related to events or transactions in earlier fiscal quarters in 2006. The following schedule summarizes the adjustments and the revised results of operations in the applicable quarters:

	July 1, 2006	Sept. 30, 2006
Net loss as previously reported	($1,625,378)	($843,791)
Fourth quarter adjustments:
Interest expense due to recalculated debt discount and related beneficial conversion feature	28,172	(16,898)

Total fourth quarter adjustments	28,172	(16,898)

Net loss as adjusted	(1,597,206)	(860,689)

Loss per share as reported	($0.07)	($0.04)
Impact of fourth quarter adjustments	$0.00	($0.00)
Loss per share as adjusted	($0.07)	($0.04)

In addition, as of July 1, 2006, the carrying value of the convertible notes payable decreased $387,884 and additional paid-in capital increased $359,712 from amounts originally presented. As of September 30, 2006, the carrying value of the convertible notes payable decreased $370,986 and additional paid-in capital increased $359,712 from amounts originally presented. The adjustments had no impact on the statement of cash flows of either interim period.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed April 16, 2007)

4.5	Form of Series CS Warrant (incorporated by reference to Registrant’s Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007)

**10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

**10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

**10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed April 16, 2007)

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006) (incorporated by reference to the Annual Report on Form 10-KSB filed April 16, 2007)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2006 filed April 17, 2007)

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vice Capital Master Fund (filed herewith)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (filed herewith)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

**10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2006)

Exhibit No.	Description
*10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement (enter Professional LLC, d/b/a) Steadman Hawkins Clinic-Denver (filed herewith)

*10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (filed herewith)

*10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (filed herewith)

*10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (filed herewith)

*10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (filed herewith)

*10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C. (filed herewith)

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed April 16, 2007)

*10.34	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, Ortho Supply Management, Inc. and Vicis Capital Master Fund (filed herewith)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

23.1	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for portions of this exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.