Form 10QSB
period 2007-09-29
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2007-11-19
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 29, 2007

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

As of November 9, 2007, there were 58,217,994 shares of the issuer’s common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

i

Explanatory Notes

Unless the context otherwise requires, in this Quarterly Report on Form 10-QSB the term “MSMI” refers Medical Solutions Management Inc., the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc., and the terms “the Company”, “we”, “us” and “our” refer to MSMI and OrthoSupply collectively.

Note on Forward-Looking Information

Except for historical facts, the statements in this Quarterly Report on Form 10-QSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business” in our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2006 filed on November 2, 2007. We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in the Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2006 filed on November 2, 2007 and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheet

September 29, 2007

(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$518,912
Trade accounts receivable, net	1,158,833
Other receivables, net	3,045,065
Inventory	179,258
Prepaid expenses	10,793

Total current assets	4,912,861
Property and equipment, net	106,594
Debt issuance costs, net	207,169

Total assets	$5,226,624

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$888,943
Accrued expenses	633,586
Borrowings under revolving line of credit	3,000,000
Convertible notes payable due in less than one year (net of discounts of $127,231)	1,897,769

Total current liabilities	6,420,298
Convertible notes payable –long term (net of discounts of $343,905)	922,095

Total liabilities	7,342,393

Stockholders’ Deficiency:
Preferred stock - 5,000,000 authorized, $0.001 par value, none issued and outstanding
Common stock - 100,000,000 authorized, $0.0001 par value, 58,217,994 issued and outstanding	5,822
Additional paid-in capital	148,809,199
Accumulated deficit	(150,930,790)

Total Stockholders’ Deficiency	(2,115,769)

Total Liabilities and Stockholders’ Deficiency	$5,226,624

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Operations for the

Three and Nine Months Ended September 29, 2007 and September 30, 2006

(unaudited)

	Nine Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		(Restated)		(Restated)
Revenue:
Sales of Medical Products	$1,627,829	$595,553	$523,108	$239,517
Service Revenue	947,721	90,151	536,423	39,021

Total revenue	2,575,550	685,704	1,059,531	278,538

Cost of Revenue:
Cost of Medical Products	1,111,927	445,027	395,401	156,385
Cost of Services	806,677	99,807	392,171	49,263

Total Cost of Revenue	1,918,604	544,834	787,572	205,648

Gross Profit	656,946	140,870	271,959	72,890
Selling, General and Administrative Expenses	3,541,540	2,139,893	1,250,499	814,938

Operating Loss	(2,884,594)	(1,999,023)	(978,540)	(742,048)

Other Income (Expense)
Interest Income	9,807	12,943	7,417	9,429
Interest Expense	(629,548)	(920,042)	(199,917)	(128,070)
Revolving line of credit financing expense	(21,494,876)	—	—	—
Note extension expense	(8,676,888)	—	—	—
Debt extinguishment loss	(112,513,239)	—	(112,513,239)	—

Other Income (Expense), net	(143,304,744)	(907,099)	(112,705,739)	(118,641)

Net Loss Before Income Taxes	(146,189,338)	(2,906,122)	(113,684,279)	(860,689)
Provision for Income Taxes	5,133	669	1,971	—

Net Loss	$(146,194,471)	$(2,906,791)	$(113,686,250)	$(860,689)

Basic and Diluted Net Loss Per Common Share	$(4.61)	$(0.14)	$(2.10)	$(0.04)

Weighted Average Common Shares Outstanding (Basic and Diluted)	31,696,102	20,663,215	54,060,240	20,446,729

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Cash Flows for the

Nine Months Ended September 29, 2007 and September 30, 2006

(unaudited)

	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(146,194,471)	$(2,906,791)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Increase in allowance for doubtful accounts	59,521	69,557
Depreciation and amortization	43,702	27,790
Non-cash interest expense related to amortization of debt discounts and debt issuance costs	417,772	889,892
Stock and options issued for services	—	102,581
Fair value of warrants issued for revolving line of credit financing	21,494,876	—
Fair value of warrants issued for extension on maturity of convertible notes	8,676,888	—
Debt extinguishment loss	112,513,239	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(834,104)	(219,021)
Other receivables	(2,919,852)	—
Inventory	42,075	(14,678)
Prepaid expenses	25,153	(14,387)
Accounts payable	562,780	(129,191)
Accrued expenses	198,125	168,746

Net cash used by operating activities	(5,914,296)	(2,025,502)

Cash Flows from Investing Activities:
Purchases of property and equipment	(47,297)	(27,680)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	650,000	2,000,000
Proceeds from debt modification	2,100,000	—
Proceeds from borrowings under revolving line of credit	3,000,000	—
Proceeds from the exercise of common stock options and warrants	377,447	—

Net cash provided by financing activities	6,127,447	2,000,000

Net Increase (Decrease) in Cash and Cash Equivalents	165,854	(53,182)
Cash and Cash Equivalents - Beginning	353,058	699,740

Cash and Cash Equivalents - Ending	$518,912	$646,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,869	$—

Cash paid for income taxes	$4,369	$—

Supplemental disclosure of non-cash transactions:
Discounts on convertible notes payable recorded as additional paid-in capital	$1,266,000	$—

Fair value of common stock warrants issued for services	$—	$87,581

Fair value of common stock warrants issued for interest expenses	$—	$1,208,028

Fair value of discount to convertible debenture arising from computed beneficial conversion feature	$—	$791,972

Incremental fair value of modified warrants recorded as debt issuance costs and additional paid-in capital	$254,978	$—

Incremental fair value of modified warrants recorded as debt extinguishment loss and additional paid-in capital	$9,267,179	$—

Fair value of embedded conversion feature of modified debentures recorded as debt extinguishment loss and additional paid-in capital	$103,906,879	$—

Adjustment of debenture carrying value to fair value recorded as a debt extinguishment loss	$1,439,181	$—

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The financial statements presented herein have been prepared by us in accordance with the accounting policies described in our Annual Report on Form 10-KSB/A for fiscal year ended December 31, 2006 filed on November 2, 2007 and should be read in conjunction with the notes to consolidated financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Amounts from our fiscal year 2006 may also be reclassified to conform to current fiscal year 2007 classifications. On an on going basis, the Company evaluates its estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine month periods ended September 29, 2007 and September 30, 2006. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The consolidated financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary, OrthoSupply Management, Inc. (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Period: The Company’s fiscal year is on a calendar year basis consisting of four thirteen week quarters with the last month in each quarter being five weeks. The fiscal year ended December 31, 2006 includes 52 weeks and the fiscal year ending December 31, 2007 includes 52 weeks.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of September 29, 2007.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of customers and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on percentages applied to certain customers and accounts receivable aging categories. These percentages are based on management’s judgment and historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $79,552 is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular discipline or geographic area.

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

Reclassifications: Certain amounts reported in the previous periods have been reclassified to conform to the 2007 presentation.

2.	Going Concern and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited financial statements, the Company’s losses have resulted in an accumulated deficit of $150,930,790 as of September 29, 2007. Operating activities consumed $5,914,296 in cash in the nine months ended September 29, 2007. In addition, the Company has negative working capital of $1,507,437 as of September 29, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s two main objectives for fiscal year 2007 are to continue its ability to finance the Company and to focus on expanding revenue in key locations across the country. The Company also plans to expand its billing and collecting services to new markets, including pharmaceutical prescriptions. In connection with this expansion, the Company may seek asset based financing to support this business. The Company expects that its current cash availability will support current operations through March 2008. On April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. The Company’s current monthly cash burn rate during the nine month period was approximately $500,000, primarily driven by its entry into the acquisition and financing of pharmaceutical billing and collection claims processing. The Company anticipates that it will need to complete additional financing to support current working capital needs and potential acquisitions. Through these financings, the Company hopes to expand the business organically and through acquisitions.

The Company’s plan for organic growth includes increasing its sales force in key locations across the country. In fiscal year 2007, the Company plans to build its sales force from its current level of four sales people to ten sales people. The Company has hired two regional sales managers, one in the Southwest and one in the west coast of the United States. The plan also includes support programs for the sales efforts including marketing, communications and program literature.

The Company has increased its resources in accounting and administration by recently hiring a staff accountant. We also hired a Director of Operations and added seven additional employees to enhance and support our service group. During the nine months ended September 29, 2007, the Company also hired seven additional physician extenders in order to further support its current service model. The Company expects to hire additional administrative and field support resources to support the growth in new clinics during 2007 and beyond.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company’s financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted the provisions FIN 48. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits. The Company is primarily subject to U.S. federal and Massachusetts state income tax. Tax years subsequent to 2003 remain open to examination by U.S. federal and state tax authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and September 29, 2007, the Company had no accruals for interest or penalties related to income tax matters.

4.	Earnings (Loss) Per Share

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

On March 16, 2007, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $1,500,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from ..125% to .25% and the denominator of which is 12.

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

Medical Solutions Management Inc., Vicis and OrthoSupply Management, Inc. (“OrthoSupply”), a wholly-owned subsidiary of Medical Solutions Management Inc., also entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement and issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC (“Midtown”) for services rendered to the Company in connection with the transactions described herein. OrthoSupply guaranteed the Company’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis it is obligated to issue to Vicis and Midtown warrants to purchase a number of shares of common stock equal to 200% (in the case of Vicis) and 10% (in the case of Midtown) of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

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

In the three and nine months ended September 29, 2007, interest expense on the Sovereign Bank revolving line of credit was $42,112 and $69,807 respectively. At September 29, 2007, the Company had borrowed a total of $3,000,000 under this revolving line of credit.

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

The 2006 Note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the 2006 Note are described below and include breaches of the Company’s obligations under the 2006 Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of September 29, 2007, the Company is not in default on any of its debt covenants.

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

The discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value is being amortized to interest expense over the term of the 2006 Note using the effective yield method. In the three and nine months ended September 29, 2007, the Company recorded non-cash interest expense related to the amortization of this discount of $36,489 and $295,577, respectively.

On July 10, 2007, the 2006 Note was modified (see Warrant and Debenture Agreement below).

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

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the 2006 Note and are capped at 8% and a maximum period of eight (8) months. In accordance with FSP EITF 00-19-2, at December 31, 2006, the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. The Company estimated the penalty amount to be $160,000, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement, and recognized the related contingent liability and expense for this amount. As of September 29, 2007, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

In the three and nine months ended September 29, 2007, interest expense on 2006 Note was approximately $32,000 and $95,000, respectively.

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

In accordance with EITF Issue No. 00-27, Issue #6, the discounts arising from the allocation of a portion of the proceeds to the warrants based upon relative fair value and the beneficial conversion feature are being amortized to interest expense over the stated term of the Debentures using the effective yield method. In the three and nine months ended September 29, 2007, the Company recorded non-cash interest expense related to the amortization of these discounts of $22,226 and $61,429, respectively.

On July 10, 2007, the Vicis Debentures were modified (see Warrant and Debenture Agreement below).

A schedule of accretion of the carrying value of the Apogee Debentures and corresponding amortization of the discounts is as follows:

Face amount of note	$216,000
Unamortized discount at June 30, 2007	(209,311)

Carrying value at June 30, 2007	6,689
Amortization of discount through September 29, 2007	3,722

Carrying value at September 29, 2007	$10,411

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

In the three and nine months ended September 29, 2007, interest expense on Debentures was approximately $19,000 and $37,000, respectively.

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

In the three and nine months ended September 29, 2007, interest expense on Other Notes Payable was approximately $3,000 and $15,000, respectively.

Warrant and Debenture Agreement

On July 10, 2007, the Company entered into a Warrant and Debenture Amendment Agreement (the “July 2007 Agreement”) with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman (collectively, the “Investors”) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis. In exchange for $2,100,000 in cash from Vicis, the Company agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from prices ranging from $2.00 to $.345 to $0.01 per share and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 — $0.30 down to $0.10 per share, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the Vicis debentures can be converted from 13,161,088 to 30,500,000 shares. The July 2007 Agreement also provided for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 — $1.00 down to $0.20 per share.

In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the change in the fair value of the embedded conversion feature of the debentures increased by more than 10% of the carrying value of the debentures as a result of the modification to the conversion price. Therefore, the Company concluded that the amended debentures are “substantially different” from the original debentures. In accordance with EITF Issue No. 96-19, the Company recorded the amended debentures at fair value as of the date of modification.

The Company determined the fair value of the embedded beneficial conversion feature of the amended debentures using the Black-Scholes option pricing model and assumptions consistent with those described in Note 8. The fair value of the Company’s common stock as of the modification date, for purposes of the Black-Scholes calculation, was based on the most recent closing price of $3.50 per the OTC Bulletin Board. Based on this analysis, the Company calculated the fair value of the embedded beneficial conversion feature to be approximately $103,906,879. This amount was recorded as an Extinguishment Loss and as additional paid-in capital. The Company performed an analysis of the embedded conversion feature in accordance with EITF Issue No. 00-19 and concluded that it was appropriately recorded as equity rather than as a liability.

The Company estimated the fair value of the debentures (after bifurcation of the embedded conversion feature) using probability weighted estimates of market interest rates. The estimated market interest rates took into consideration the Company’s risk profile, including its credit worthiness, its stage of development, its available collateral, its cash flow and other factors the Company expects a commercial lender would consider. The Company estimated the market interest rate to range from 12% to 18% and determined a probability weighted market interest rate of approximately 15%. The market interest rate was used to calculate, using a net present value analysis, the fair value of the amended debentures. The Company determined that the fair value of the amended debentures (with a total face value of $3,050,000) was approximately $2,729,460. The difference between the fair value of the debentures and the carrying value of the debentures on the date of the modification (approximately $320,540) was recorded as an Extinguishment Loss. The resulting discount on the debentures is being amortized to interest expense, using the effective interest method, over the remaining term of the debentures.

The cash of $2,100,000 received from Vicis in connection with the July 2007 Agreement was considered a fee received by the Company from the creditor and, in accordance with EITF Issue No. 96-19 paragraph 6, was net against the Extinguishment Loss. The increase in the fair value of the Vicis warrants as determined on July 10, 2007 using the Black-Scholes option pricing model and assumptions consistent with those described in Note 8 was considered a fee paid to the creditor by the Company and, in accordance with EITF Issue No 96-19 paragraph 6, was recorded as an Extinguishment Loss and as additional paid-in capital. The increase in the fair value of the Vicis warrants was estimated to be $9,267,179.

The following summarizes the components of the Debt Extinguishment Loss:

Fair value of the embedded conversion feature of the modified Vicis debentures	$103,906,879

Adjustment to reflect the fair value of the Vicis debentures	1,439,181

Increase in the fair value of the Vicis warrants	9,267,179

Cash received from Vicis in exchange for modification	(2,100,000)

Total Extinguishment Loss	$112,513,239

The increase in the fair value of the Investor warrants as determined on July 10, 2007 was considered a cost incurred with third parties directly related to the modification and was capitalized as debt issuance costs, in accordance with EITF Issue No. 96-19 paragraph 6, and as additional paid-in capital. The debt issuance costs are being amortized to interest expense over the life of the amended debentures. The increase in the fair value of the Investor warrants was estimated to be approximately $255,000.

Prior to the July 2007 Agreement, the debentures and certain warrants held by Vicis contained certain exercise provisions limiting Vicis’ beneficial ownership to 4.99% of the Company’s outstanding common stock. These exercise limitation provisions in the debentures and certain warrants held by Vicis were eliminated in the July 2007 Agreement.

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

A schedule of the carrying value of the 2006 Note and corresponding amortization of the discount is as follows:

Face amount of note	$2,000,000

Discount on face value	(163,720)

Carrying value after the July 2007 Agreement	1,836,280

Amortization of discount through September 29, 2007	36,489

Current carrying value at September 29, 2007	$1,872,769

A schedule of the carrying value of the Vicis Debentures and corresponding amortization of the discount is as follows:

Face amount of note	$1,050,000

Discount on face value	(156,820)

Carrying value after the July 2007 Agreement	893,180

Amortization of discount through September 29, 2007	18,504

Current carrying value at September 29, 2007	$911,684

8.	Stock Option Plan And Warrants

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

	Period Ended September 29/September 30,
	2007	2006
Risk-free interest rate	5.25%	5.00%
Dividend yield	0.00%	0.00%
Expected volatility	100%	75%
Expected term (in years)	5.0	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	600,000	$0.01
Granted	—	—
Exercised	(25,000)	0.01
Lapsed/forfeited	(75,000)	0.01

Options outstanding at September 29, 2007	500,000	$0.01	1.6	$880,000

Options exercisable at September 29, 2007	500,000	$0.01	1.6	$880,000

The intrinsic value of options exercised during the nine months ended September 29, 2007 was $87,250.

As of September 29, 2007, there was no unrecognized compensation costs related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the nine months ended September 29, 2007, the Company used the following assumptions:

Risk-free interest rate	5.25%
Dividend yield	0
Expected volatility	100	%-109%
Contractual term (in years)	5

In connection with the March 16, 2007 Guarantee Fee, Reimbursement and Indemnification Agreement as amended on May 18, 2007 with Vicis and CTC, more fully explained under the Sovereign Bank Revolving Line of Credit Agreement above, the Company issued two warrants, each to purchase 3,060,000 shares of common stock, with each warrant exercisable for five years at a per share exercise price of $1.00. The Company also issued two warrants, each to purchase 153,000 shares of its common stock, with each warrant exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to the Company in connection with the transactions noted above. These warrants, issued on March 16, 2007 and May 18, 2007, to purchase an aggregate of 6,426,000 shares, were estimated at a fair value of $21,494,877 using the Black Scholes Option Pricing model. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The following table summarizes the warrant activity in the nine months ended September 29, 2007:

	Shares	Weighted average exercise price
Warrants outstanding at December 31, 2006	22,077,335	$0.03
Granted	19,950,002	0.04
Exercised	(37,748,600)	0.01
Lapsed/forfeited	(1,084,001)	0.37

Warrants outstanding at September 29, 2007	3,194,736	$0.18

Warrants exercisable at September 29, 2007	3,194,736	$0.18

The following table summarizes the status of our aggregate warrants as of September 29, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in years	Shares	Weighted average exercise price
$0.20	2,894,736	$0.20	3.3	2,894,736	$0.20
$0.01	300,000	$0.01	3.5	300,000	$0.01

Total Shares	3,194,736	$0.18	3.4	3,194,736	$0.18

Warrant Exercises

On July 23, 2007, Vicis Capital Master Fund exercised certain of its warrants to purchase 37,720,001 shares of the Company’s common stock resulting in cash proceeds of $377,201. On August 13, 2007, another warrant holder exercised its warrants to purchase 28,599 shares of the Company’s common stock pursuant to a cashless exercise, resulting in a net share settlement of the issuance of 26,264 shares of the Company’s common stock.

9.	Restatement of Financial Statements

On November 2, 2007, the Company filed its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, its Quarterly Report on Form 10-QSB/A for the quarter ended April 1, 2006, its Quarterly Report on Form 10-QSB/A for the quarter ended July 1, 2006, its Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006, its Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 and its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006. These periodic filings reflect the amendment and restatement of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005.

In connection with the filing of a registration statement on Form SB-2, the Company received comment letters from the staff of the Securities and Exchange Commission in August 2006, October 2006 and February 2007 requesting additional information regarding its Preferred Stock. Upon review, the Company determined that it had accounted for its Preferred Stock in error. Previously, the Company classified the Preferred Stock as a component of stockholders’ equity, however, the Company has subsequently determined the provision in the certificate of designation allowing the holders of a majority of the issued and outstanding shares of Series A Preferred Stock to elect, upon a change in control of the Company, to cause the Company to redeem all or a portion of the issued and outstanding shares of Series A Preferred Stock, at a per share price equal to $1.00 plus accrued dividends to be not solely within its control. United States S.E.C. Reg. S-X Rule 5-02(28) requires public companies to report such redeemable preferred stock outside stockholders’ equity. The Company also changed the carrying value from stated redemption value to fair value measured initially at the gross proceeds less direct offering costs incurred. Such costs totaled $353,445. These costs were previously reported as a reduction of additional paid-in capital. Accordingly the Company has reduced previously stated total stockholders’ equity by the carrying value of the Preferred Stock, or $1,346,555. These changes also increased additional paid-in capital by the amount of the preferred offering costs of $353,445. Pursuant to the Exchange Agreement among the Company, Vicis, Midtown Partners & Co., LLC and Nite Capital L.P., dated as of April 13, 2006, such shareholders assigned, exchanged and converted their right, title and interest to shares of the Company’s then outstanding Series A Preferred Stock and, in exchange thereof and upon such conversion, the Company issued such shareholders shares of the Company’s common stock. As a result, there are no shares of Series A Preferred Stock presently outstanding.

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

Restatement of Quarterly Financial Statements

The Company recorded certain adjustments, related to the allocation of proceeds between the convertible notes payable and related warrants (see Note 8), in the fourth quarter of 2006 that related to events or transactions in earlier fiscal quarters in 2006. The following schedule summarizes the adjustments and the revised results of operations in the applicable quarters:

Medical Solutions Management Inc.

Recalculated Consolidated Balance Sheet

	Adjustment 1		Adjustment 2		Adjustment 3
	Sept. 30, 2006	unwind and cancel treasury stock	unwind original entry ascribing values to warrants and beneficial conversion feature	recalculation of relative fair value of warrants and beneficial conversion feature	Amortization of related discount (net)	Sept. 30, 2006
	(as filed)					(restated)
Assets
Current Assets
Cash & cash equivalents	$646,558					$646,558
Accounts receivable, net	275,820					275,820
Inventory	123,716					123,716
Prepaid expenses	41,906					41,906
Due from affiliated entities	0					0

Total current assets	1,088,000					1,088,000

Property & equipment (net)	102,546					102,546

total assets	$1,190,546					$1,190,546

Liabilities & Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$188,800					$188,800
Accrued expenses	201,346					201,346
Convertible notes payable	25,000					25,000

Total current liabilities	415,146					415,146

Convertible note payable	1,260,878		(1,179,856)	791,972	16,898	889,892

Stockholders’ Deficiency:
Common stock-100,000,000 authorized $0.0001 par value 20,446,729 issued & outstanding	2,044					2,044
Additional paid in capital	4,107,343	(898,327)		359,712		3,568,728
Treasury stock	(898,327)	898,327				0
Accumulated Deficit	(3,696,538)		820,144	(791,972)	(16,898)	(3,685,264)

Total Stockholders’ Deficiency	(485,478)					(114,492)

total Liabilities & Stockholder Deficiency	$1,190,546					$1,190,546

The adjustments had no impact on the statement of cash flows of either interim period.

10.	Subsequent Events

On October 18, 2007, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Vicis Capital Master Fund, one of its existing shareholders (“Vicis”). Pursuant to the Purchase Agreement, the Company sold to Vicis a convertible note in the original principal amount of $1,500,000 in exchange for $1,500,000. Pursuant to the Purchase Agreement, on October 18, 2007, the Company issued a convertible note in the principal amount of $1,500,000 to Vicis. The Company received $1,500,000 as consideration for the convertible note. If the Company completes a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. There is no beneficial conversion feature associated with this convertible note.

On November 16, 2007, the Company entered into an amendment to the Irrevocable Standby Letter of Credit No. 00034 in favor of Sovereign Bank (as amended and in effect from time to time, the “Letter of Credit”) to change its expiration date from March 15, 2008 to March 15, 2009 (the “Letter of Credit Amendment”). In connection with this transaction, the Company, OrthoSupply Management, Inc. and Vicis Capital Master Fund entered into a third amendment (the “Third Amendment”) to that certain Guarantee Fee, Reimbursement and Indemnification Agreement between the Company and Vicis (as amended from time to time, the “Guarantee Fee Agreement”), whereby Vicis consented to the Company’s entering into the Letter of Credit Amendment, which consent was required pursuant to the Guarantee Fee Agreement. All other terms of the Guarantee Fee Agreement and the Letter of Credit remain the same. In consideration for Vicis’ consenting in the Third Amendment to the Company’s entering into the Letter of Credit Amendment, the Company entered into a Letter Agreement with Vicis whereby the Company agreed to issue Vicis a warrant for 3,060,000 shares of its common stock, at an exercise price of $.50 per share, immediately upon the filing and subject to the effectiveness of an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of the Company’s authorized shares of common stock from 100,000,000 to 200,000,000. If and when the Company issues such warrant to Vicis, the Company expects to record the fair value of the warrant as a non-cash financing expense and additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the financial statements and the related notes contained herein. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006 filed on November 2, 2007 under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

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

OrthoSupply has generated revenue from its operations since February 2005. In May and June 2006, we completed debt financings that raised aggregate gross proceeds of $2,000,000. In November and December 2006, we completed debt financings of $600,000 and in January and February of 2007 we completed additional debt financings of $650,000. We have used the proceeds of these financings for working capital purposes. In March 2007, we established a revolving line of credit with Sovereign Bank, as amended in May 2007, for $3,000,000, all of which has been utilized through September 29, 2007. On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement with Vicis Capital Master Fund, or Vicis, and Apogee Financial Investments Inc., or Apogee. Pursuant to this Purchase Agreement, the Company issued two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 which replaced the notes issued in November and December for $616,000 and January and February for $650,000. On July 10, 2007, we entered into a Warrant and Debenture Amendment Agreement, whereby we amended certain outstanding warrants and debentures in exchange for $2,100,000. The proceeds from this financing were also used for working capital purposes

The discussion below focuses upon the Company’s financial condition, results of operations and liquidity and capital resources.

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

Critical Accounting Policies

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

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. For the three months ended September 29, 2007, we increased our reserve for doubtful accounts by $8,678, or 0.3% of revenues for the three months ended September 29, 2007 to a total of $79,552. This compares to an expense of $39,975 or 14.4% of revenue for the comparable three month period in 2006. The reserve amount is based on the age of the accounts and management’s judgment regarding collectibility of certain accounts. We have not written off any accounts receivable to date.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrinkage for durable medical equipment inventory maintained at clinics and at our location. Determining a clinic’s specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites periodically and reconciled to book value at the end of each quarter. For the three months ended September 29, 2007, we have provided a reserve of $90,573, or 33.6% of total inventory, compared to $42,338 or 25.5% of total inventory, for the quarter ended September 30, 2006. Our reserve formula, modified during the second quarter of 2006, is calculated by reserving approximately 25% of the inventory value for operating clinics based on prior loss experience and management’s judgment as to net realizable value of inventory at the Company’s location.

Results of Operations

We operate our business on a calendar year basis, consisting of four thirteen week quarters with the last month in each quarter being five weeks and with our fiscal year ending on December 31.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Set forth below are our net revenues.

	Three Months Ended
	September 29, 2007	September 30, 2006	Increase	% Increase
Sales of Medical Products	$523,108	$239,517	$283,591	118.4
Service Revenue	536,423	39,021	497,402	1,274.7

Total Revenue	$1,059,531	$278,538	$780,993	280.4

Revenue increased in the three months ended September 29, 2007 primarily due to the increase in the number of clinics under agreement with us from approximately 30 in the third quarter of 2006 to approximately 52 in the third quarter of 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. Eight clinics were added during the three months ended September 29, 2007. Service revenue increased from none in the third quarter of 2006 to $400,382 in the third quarter of 2007 mainly due to the increase in pharmaceutical claims acquisition, and processing the claims. Additional service revenue of $43,784 for the three months ended September 29, 2007 compared to $12,164 in 2006 was earned due to the increase in clinics driving billing, and collection, revenue. The increase in additional revenue of $92,257 in the third quarter 2007 resulted from additional physician extenders in place during the third quarter of 2007 compared to revenue of $26,857 in the third quarter of 2006.

Cost of Revenue. Set forth below are our cost of revenue.

	Three Months Ended
	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	Increase	% Increase
Cost of Medical Products	$395,401	75.6	$156,385	65.3	$239,016	152.8
Cost of Services	392,171	73.1	49,263	126.3	342,908	696.1

Costs of Revenue	$787,572	74.3	$205,648	73.8	$581,924	283.0

Cost of revenue increased primarily due to higher revenue from the increase in operating clinics over the comparative period in 2006. Cost of medical products as a percentage of revenue was higher over the comparative period in 2006 due to product mix within the expansion into new regions. Cost of services also improved as a percentage of service revenue mainly due to our collection rate increase on pharmaceutical claims. As discussed more fully in the notes to our financial statements, pharmaceutical claim revenue is recognized on a net basis and as collected.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	Three Months Ended
	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits	$378,790	35.8	$256,507	92.1	$122,283	47.7
Legal, consulting and insurance	363,514	34.3	262,536	94.3	100,978	38.5
All other	508,195	48.0	295,895	106.2	212,300	71.7

Selling, General and Administrative Expenses	$1,250,499	118.1	$814,938	292.6	$435,561	53.4

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operation. Total employees for the three months ended September 29, 2007 were 37 compared to 23 in the comparative period in 2006. We expect to continue to add additional sales, administrative and service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expenses were $219,695 for the three months ended September 29, 2007, compared to $193,795 for the comparative period in the third quarter of 2006. The legal expenses incurred in the three months ended September 29, 2007 are primarily related to services rendered to secure additional financing, review of our periodic filings, as well as general counsel services. This compares to costs incurred in 2006 relating to new financing, associated registration of securities with SEC, and general counsel expenses. Consulting costs were $101,464 for the three months ended September 29, 2007 which included services related to obtaining financing, marketing, and strategic services related to potential acquisitions and partnerships. This compares to $50,838 in the three month period ended September 30, 2006, which includes $30,000 for FP Associates, for services rendered for financing arrangements and potential acquisitions. Insurance costs were $44,356 for the three months ended September 29, 2007, compared to $17,902 in the comparative period in 2006 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expenses for the three months ended September 29, 2007 relates to interest and financing expenses, explained below. Other significant operating expenses that comprise the increase in Other Expenses include office supplies, printing and postage expenses of $54,205 for the three months ended September 29, 2007, or an increase of $9,806 for the three months ended September 30, 2006; telephone and data communication expense of $21,868 or an increase of $4,977; software and IT support of $49,147 or an increase of $39,600; billing services charges of $71,546 or an increase of $61,675; travel expenses of $42,007 or an increase of $16,995; and sales commissions of $26,910 or an increase of $21,188; personnel fees related to temporary staffing of $58,281 or an increase of $58,281. The increase in operating expenses in 2007 over the comparable period in 2006 are mainly driven by higher sales volume, additional personnel support costs and other costs required to support a growing operation.

Other Income (Expense)

Our most significant expenses for the three months ended September 29, 2007 were in relation to debt extinguishment loss as a result of the Company’s entry into a Warrant and Debenture Amendment Agreement on July 10, 2007, of $112,513,239. In exchange for $2,100,000 in cash from Vicis Capital Master Fund, the Company agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 through $.345 down to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 through $0.30 down to $0.10, as well as to eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,161,088 to 30,500,000 shares. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants held by certain other holders from $0.345 from $1.00 down to $0.20. Interest expense in relation to the discount on the convertible notes and amortization of the debt issuance costs were $106,523 for the three months ending September 29, 2007.

Net Loss. Set forth below is our Net loss.

	Three Months Ended
	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	(Increase)	(% Increase)
Net Loss	$(113,686,250)	(10,729.9)	$(860,689)	(309.0)	$(112,825,561)	(13,108.8)

The net loss for the three months ended September 29, 2007 was primarily attributable to non-cash charges for debt extinguishment loss in conjunction with debt modification and the change in estimated fair value of warrants in relation to the Warrant and Debenture Amendment Agreement entered into on July 10, 2007, of $103,246,060 and $9,267,179 respectively., Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in building a national sales force and additional service support personnel to drive additional revenue growth in the future.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Set forth below are our net revenues.

	Nine Months Ended
	September 29, 2007	September 30, 2006	Increase	% Increase
Sales of Medical Products	$1,627,829	$595,553	$1,032,276	173.3
Service Revenue	947,721	90,151	857,570	951.3

Total Revenue	$2,575,550	$685,704	$1,889,846	275.6

Revenue from medical products increased in the nine months ended September 29, 2007 primarily due to the increase in the number of clinics under agreement with us from approximately 30 as of the nine months ended September 30, 2006 to approximately 52 as of the nine months ended September 29, 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. A total of eighteen clinics were added during the nine months ended September 29, 2007. Service revenue increased mainly due to the increase in pharmaceutical claims acquisition, and processing the claims from none in the nine months ended September 30, 2006 to approximately $632,000 in the nine months ended September 29,2007. Additionally, service revenue increased due to the increase in clinics driving billing, and collection revenue to $96,989 in the nine months ended September 29, 2007 from $44,835 in the nine months ended September 30, 2006, plus additional revenue from physician extenders of $218,371, an increase of $173,055 over the comparable period in 2006.

Cost of Revenue. Set forth below are the cost of revenue.

	Nine Months Ended
	September 29, 2007	% of Revenue	September 29, 2006	% of Revenue	Increase	% Increase
Cost of Medical Products	$1,111,927	68.3	$445,027	74.7	$666,900	149.9
Cost of services	806,677	85.1	99,807	110.7	706,870	708.2

Costs of Products and Services	$1,918,604	74.5	$544,834	79.5	$1,373,770	252.2

Cost of revenue increased primarily due to higher revenue from the increase in operating clinics over the comparative period in 2006. Cost of medical products sales improved as a percentage of revenue over the comparative period in 2006 due to higher volume, and product mix. Cost of services revenue improved as a percentage of revenue over the comparative period in 2006 mainly due to the additional revenue recognized for the pharmaceutical claims processed, which was non-existent for the comparative period in 2006.

Selling, General and Administrative Expenses. Set forth below are our selling, general and administrative expenses.

	Nine Months Ended
	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits	$1,231,574	47.8	$687,593	100.2	$543,981	79.1
Legal, consulting and insurance	862,000	33.5	807,097	117.7	54,903	6.8
All other	1,447,966	56.2	645,203	94.1	802,763	124.4

Selling, General and Administrative Expenses	$3,541,540	137.5	$2,139,893	312.0	$1,401,647	65.5

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operation. Total employees for the nine months ended September 29, 2007 were 37 compared to 23 in the comparative period in 2006. We expect to continue to add additional sales, administrative and service support staff as we expand our operations.

Legal, Consulting and Insurance Expenses.

Legal expense was $457,579 and consulting expense was $277,111 for the nine months ended September 29, 2007 compared to $538,576 and $215,980 respectively for the comparative period in the nine months ended September 30, 2006. The expenses incurred in the nine months ended September 29, 2007 are primarily related to services rendered to secure additional financing, review of our periodic and other filings, as well as general counsel services. This compares to costs incurred in comparable period in 2006 relating to the reverse merger, securing financing and general counsel expenses. Insurance costs were $127,331 for the nine months ended September 29, 2007 compared to $52,542 in the comparative period in 2006 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expenses in the nine months ended September 29, 2007 were interest and financing expenses, explained below. Other expenses for the nine months ended September 29, 2007 include office supplies, printing and postage expenses of $148,132, or an increase of $88,485 from the nine months ended September 30, 2006; software and IT support of $104,225 or an increase of $73,776; accounting and audit fees of $128,737 or an increase of $119,337; recruitment expenses of $79,888 or an increase of $18,608; billing service charges of $172,723 or an increase of $132,075; travel of $158,005 or an increase of $99,666; telephone and data communications expense of $56,146 or an increase of $16,112; marketing commission expenses of $105,737 or an increase of $96,859. All other expenses account for an aggregate increase over the comparable nine month period in 2006 of $98,196. The increase in expenses over the comparable nine month period reflects the increase in personnel support costs, higher sales volume and other expenses required to support a growing operation.

Other Income (Expense)

Our most significant expense for the nine months ended September 29, 2007 was for the estimated fair value, $21,494,876, of warrants to purchase an aggregate of 6,426,000 shares of our common stock at $1.00 per share. The warrants were issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, in connection to our Revolving Line of Credit Agreement with Sovereign Bank, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at $2.00 per share, accrued to recognize the expense for our obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. The aggregate expense charge of $30,171,764 resulting from the warrants had no direct cash impact on the operations of the Company. Interest expense was $629,548, including aggregate amortization of discount of $417,773 on the convertible note payable issued to Vicis on June 28, 2006 and the convertible note payable issued to Vicis and Apogee on April 17, 2007. Additionally, the Company recorded a debt extinguishment loss of $112,513,239 as a result of the Company’s entry into a Warrant and Debenture Amendment Agreement on July 10, 2007. In exchange for $2,100,000 in cash from Vicis, the Company agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 through $.345 down to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 through $0.30 down to $0.10, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares of our common stock into which the debentures can be converted from 13,161,088 to 30,500,000 shares. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 through $1.00 down to $0.20.

Net Loss. Set forth below is our net loss.

	Nine Months Ended
	September 29, 2007	% of Revenue	September 30, 2006	% of Revenue	(Increase)	% (Increase)
Net Loss	$(146,194,471)	(5,676.2)	$(2,906,791)	(423.9)	$(143,287,680)	(4,929.4)

The Net loss for the nine months ended September 29, 2007 was primarily attributable to non-cash charges for the estimated fair value, $21,494,876, of warrants to purchase an aggregate of 6,426,000 shares of our common stock at $1.00 per share. The warrants were issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement in connection to our Revolving Line of Credit Agreement with Sovereign Bank, as amended, and the estimated fair value, $8,676,888, of warrants to purchase 4,000,001 shares at $2.00 per share, accrued to recognize the expense for our obligations for the extension of the maturity and repayment of two promissory notes, and accrued interest thereon. Additionally $103,246,060 and $9,267,179 of expense was for the debt extinguishment loss in conjunction with debt modification and change in the estimated value of warrants in relation to the Warrant and Debenture Amendment Agreement entered into on July 10, 2007. In exchange for $2,100,000 in cash from Vicis, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 through $.345 down to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000 ) ranging from $0.207016 through $0.30 down to $0.10, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,161,088 to 30,500,000 shares of our common stock. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 through $1.00 down to $0.20. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in building a national sales force and additional service support personnel to drive additional revenue growth in the future.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 29, 2007 was $5,914,296, compared to $2,025,502 in the comparative period in 2006. However, financing activities from loans from Vicis of $650,000, $2,100,000 from the July Warrant and Debenture Amendment Agreement, $377,201 from the exercise of certain outstanding warrants and $3,000,000 from our revolving line of credit with Sovereign Bank resulted in an overall net increase in cash of $165,854. As of September 29, 2007, we had $5,226,624 in total assets, compared to $1,190,546 as of September 30, 2006. Total liabilities at the end of the period were $7,342,393 compared to $1,676,024 in the comparable period of 2006. In addition, on April 17, 2007, the Company successfully restructured four short-term notes payable into two long-term convertible debentures in the aggregate principal amount of $1,266,000 due on April 17, 2009. On May 18, 2007, the Company entered into an amendment to its Revolving Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased the Company’s revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to the Company is $3,000,000. In addition, on July 10, 2007, we entered into a Warrant and Debenture Amendment Agreement with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman (collectively, the “Investors”) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis in exchange for $2,100,000 in cash from Vicis. On July 19, 2007 Vicis exercised certain of its warrants at a price of 0.01 per share for total proceeds of $377,201. Our current cash availability will support current operations through March 2008 based on our current cash burn rate of $500,000 per month.

Off Balance Sheet Arrangements

We do not have any off—balance sheet arrangements that have or are reasonably likely to have a material impact of our financial condition or operations.

ITEM 3.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our President and Treasurer (our principal executive officer and our acting principal accounting and finance officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Based upon an evaluation conducted for the period ended September 29, 2007, our President and Treasurer (our principal executive officer and our acting principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we have identified the following material weaknesses:

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

Based on the evaluation of our disclosure controls and procedures as set forth above as of the end of the period covered by this report, our President and Treasurer (our principal executive officer and our acting principal accounting and finance officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There were changes during the period covered by this quarterly report on 10-QSB that have materially affected the Company’s internal control over financial reporting. The Company’s Chief Financial Officer resigned in the third quarter of 2007 and the Company has not yet hired a replacement or equivalent personnel. The Company expects that if it is unable to hire a Chief Financial Officer, or the equivalent, in the near future, such absence will have a material affect on the Company’s internal control over financial reporting in the future. The Company has implemented other remediation changes, such as engaging outside financial consultants to serve as an interim solution through the end of 2007. The Company expects these changes to compliment implementing additional internal controls related to the Company’s period-end closing and reporting process. These additional internal controls will likely include the hiring a new Chief Financial Officer, additional staff members and outside consultants.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 23, 2007, the Registrant issued 33,120,001 shares of its common stock pursuant to the exercise of certain warrants held by Vicis Capital Master Fund, such warrants representing the right to receive 33,120,001 shares of common stock. The Company received $331,200.00 in consideration for the exercise of these warrants. The Registrant relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of these shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Warrant and Debenture Amendment Agreement dated as of July 10, 2007 by and amount the Registrant and Nite Capital, L.P. Apogee Financial Investments, Inc. Midtown Partners Co., LLC, Douglas Arnold and Marshall Sterman and Vicis Capital Master fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 12, 2007)

10.2	Third Amendment to Guarantee Fee, reimbursement and Indemnification Agreement dated as of July 10, 2007 by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K filed on July 12, 2007)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 19, 2007	By:	/s/ Brian Lesperance
Brian Lesperance
President and Treasurer
(principal executive officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Appendix C from the Registrant’s Definitive Information Statement on Schedule 14C filed on July 11, 2006)

10.1	Warrant and Debenture Amendment Agreement dated as of July 10, 2007 by and amount the Registrant and Nite Capital, L.P. Apogee Financial Investments, Inc. Midtown Partners Co., LLC, Douglas Arnold and Marshall Sterman and Vicis Capital Master fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 12, 2007)

10.2	Third Amendment to Guarantee Fee, reimbursement and Indemnification Agreement dated as of June 11, 2007, July 10, 2007 by and among between the Registrant and Global Healthcare Recovery Services, LLC (filed herewith Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K filed on July 12, 2007)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of principal accounting and finance officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of principal executive officer and principal accounting and finance officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)