Form 10KSB/A
period 2006-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-03-04
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

As of February 22, 2008, the average bid and asked price for the registrant’s Common Stock was $0.75.

As of February 22, 2008 there were 58,217,994 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

i

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 2 on Form 10-KSB/A (the “Form 10-KSB/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 that was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007 and Amendment No. 1 to the Report filed with the SEC on November 2, 2007 (the “Report”). This Form 10-KSB/A is being filed to replace Part I, Items 1 and 1A and Part III, Item 13 of the Report.

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

U.S. Food and Drug Administration

The U.S. Food and Drug Administration regulates certain activities, including the sale of products, such as orthotics and certain items of durable medical equipment, or DME, the provision of advice regarding effectiveness based on customers’ experience or information provided by the manufacturer, or the presentation of cost-benefit analyses based on various purchasing options. The products that we distribute are not products which require us to comply with device tracking regulations, such as implantable devices, life sustaining/supporting devices used outside of an institutional setting. We act as a wholesale distributor of orthotics and certain DME and as such, is not subject to FDA site registration or adverse event reporting requirements which apply to manufacturers and certain end users. In addition, we are not paid by nor do we serve as the marketing agent for any manufacturer or distributor of products. Therefore, we are not subject to certain laws and regulations that might otherwise regulate what our personnel say to customers about particular products.

As a distributor, we are required to, and do, maintain complaint records which reflect written, electronic or oral complaints made to us about product deficiencies including those relating to quality, durability, effectiveness, and performance. In the event that a medical device distributor fails to establish or maintain any record, refuses to permit inspection, or submits a false or misleading report, as required by the Food Drug and Cosmetic Act and the accompanying regulations, the federal government may impose civil or criminal penalties. Any distributor who violates the Food Drug and Cosmetic Act may be imprisoned for up to one year and/or fined up to $1,000 for the first violation, or up to three years and/or fined up to $10,000, for any following violations. Substantial noncompliance with the Food Drug and Cosmetic Act provisions may also result in a civil penalty of up to $15,000 for each violation or $1,000,000 for all violations adjudicated in one proceeding. In addition, the federal government may seize any adulterated or misbranded devices.

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

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits. In addition, the Company issued securities without registration under the Securities Act. Our financial statements reflect the following stock splits: on November 17, 2004, our certificate of incorporation was amended to provide for a stock combination (reverse split) of its common stock. On January 18, 2005, the Company approved a 1:25 reverse stock split and, and on March 2, 2005, the Company approved a 1:200 reverse stock split. As a result, the equivalent total of a 1 for 5,000 reverse stock split occurred, whereby one new share was issued to each outstanding 5,000 shares of common stock. Although we have access to public filings prior to December 31, 2005, we have been unable to ascertain if proper corporate authority existed or required corporate actions occurred in order to effectuate these actions, and whether the Company complied with federal and state securities laws. A finding that corporate authority did not exist, or that federal and or state securities laws had not been complied with, may result in rescission rights being accorded to the stockholders who purchased the securities and a finding that the Company was in violation of the federal and state securities laws for issuing securities in violation of the Securities Act. If these findings were to occur, the Company might incur costs with respect to the rescission rights and any other penalties sought by the SEC or state securities agencies.

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

PART III

ITEM 13.	Exhibits

The following exhibits are included as part of this Amendment No. 2 annual report of Form 10-KSB.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed on April 16, 2007)

**10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

**10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on
Form SB-2 filed on August 8, 2006)

**10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

**10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Annual Report filed on April 16, 2007)

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to Exhibit 10.11 to the Annual Report filed on April 16, 2007)

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

**10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2006)

Exhibit No.	Description
*10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement Center Professional LLC, d/b/a Steadman Hawkins Clinic-Denver (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.34	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, or the Supply Management Inc. and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

23.1	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential Treatment granted for portions of this exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 4th day of March.

MEDICAL SOLUTIONS MANAGEMENT INC.

By:	/s/ Lowell Fisher
Name: Lowell Fisher
Title: Interim Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006) (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed April 16, 2007)

4.5	Form of Series CS Warrant (incorporated by reference to Registrant’s Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007)

**10.1	Employment Agreement, dated as of September 12, 2005, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

**10.2	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.4	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.5	Employment Agreement, dated as of November 20, 2006 by and between the Registrant and Kenneth M. Fischer (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on November 24, 2006)

**10.6	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to the Annual Report on Form 10-KSB filed April 16, 2007)

10.7	Restricted Stock Purchase Agreement, dated as of December 1, 2005, between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

10.8	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.9	Independent Contractor Agreement, effective as of February 1, 2006, by and between the Registrant and Network Blue, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form SB-2 filed on February 28, 2006)

Exhibit No.	Description
10.10	Independent Contractor Agreement, effective as of April 1, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006) (incorporated by reference to the Annual Report on Form 10-KSB filed April 16, 2007)

10.11	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2006 filed April 17, 2007)

10.12	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.13	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.14	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.15	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.16	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.18	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.19	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.20	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.21	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.22	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.23	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

**10.24	Separation Agreement dated as of October 30, 2006 between E.J. McLean and Medical Solutions Management Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2006)

Exhibit No.	Description
*10.25	DME Supply and Related Services Agreement dated February 1, 2005 by and between the Registrant and Denver Sports Performance Enhancement Center Professional LLC, d/b/a Steadman Hawkins Clinic-Denver (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.26	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.27	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.28	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.29	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

*10.30	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island orthopaedic & Sports Medicine, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.31	Convertible Senior Secured Debenture due June 28, 2008 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.32	Convertible Promissory Note for the principal amount of $300,000 issued by the Registrant in favor of Vicis Capital Master Fund on May 3, 2006 (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.33	Promissory Note for the principal amount of $400,000 issued by the Registrant in favor of Vicis Capital Master Fund on December 21, 2006 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.34	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, Ortho Supply Management, Inc. and Vicis Capital Master Fund (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

23.1	Consent of Michael F. Cronin, CPA (filed herewith)

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment granted for portions of this exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.