Form 10KSB/A
period 2006-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-04-15
CIK 104401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 3)

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

(508) 597-6300

(Issuer’s telephone number)

Securities registered under to Section 12(b) of the Exchange Act:

None

(Title of class)

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The aggregate market value of the voting and non-voting equity held by non-affiliates as of March 17, 2008 was based on the average bid and ask price of the issuer’s common stock on March 17, 2008 of $0.58. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

The issuer’s revenues for its most recent fiscal year were $3,749,042.

As of March 31, 2008, the average bid and asked price for the registrant’s Common Stock was $0.90.

As of March 31, 2008 there were 58,217,994 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

i

Explanatory Notes

Medical Solutions Management Inc. is filing this Amendment No. 3 on Form 10-KSB/A (the “Form 10-KSB/A”) to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 that was filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007, as amended by Amendment No. 1 to the Form 10-KSB filed with the SEC on November 2, 2007, and Amendment No. 2 to the Form 10-KSB filed with the SEC on March 4, 2008 (the “Form 10-KSB/A”). This Form 10-KSB/A is being filed to replace Part I, Items 1 and 1A and Part III, Item 13 of the Report.

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

U.S. Food and Drug Administration

The U.S. Food and Drug Administration, or the FDA, regulates certain activities, including the sale of products, such as orthotics and certain items of durable medical equipment, or DME, the provision of advice regarding effectiveness based on customers’ experience or information provided by the manufacturer, or the presentation of cost-benefit analyses based on various purchasing options. The products that we distribute are not products which require us to comply with device tracking regulations, such as implantable devices, life sustaining/supporting devices used outside of an institutional setting. We act as a wholesale distributor of orthotics and certain DME and as such, is not subject to FDA site registration or adverse event reporting requirements which apply to manufacturers and certain end users. In addition, we are not paid by nor do we serve as the marketing agent for any manufacturer or distributor of products. Therefore, we are not subject to certain laws and regulations that might otherwise regulate what our personnel say to customers about particular products. The Company does not believe its activities constitute the marketing or promotion of any vendor’s products;

however, if the FDA were to determine that the Company’s activities did constitute the marketing or promotion of regulated products, the Company could be subject to penalties if it were to make false, misleading, or off-label statements about those products. Corporate penalties for making such statements can range from administrative sanctions (including debarment from participation in federal programs) to civil monetary penalties or significant criminal fines.

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

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits. In addition, the Company may have issued securities without registration under the Securities Act. Our financial statements filed with the SEC reflect the following stock splits: on January 18, 2005, the Company approved a 1:25 reverse stock split and on March 2, 2005, the Company approved a 1:200 reverse stock split. On November 17, 2004, our predecessor filed a Schedule 14C Information Statement with the SEC providing for an amendment to the Company’s charter to allow for a stock combination (reverse split) in an exchange approved by the Board of Directors of its common stock ranging from one newly issued share for each twenty shares of common stock (1:20) to one newly issued share for two-hundred outstanding shares of common stock (1:200) and the reincorporation of the Company from a Delaware to a Nevada corporation. On December 8, 2004, our predecessor filed with the Nevada Secretary of State an amendment to the Company’s charter providing for the merger of a Delaware corporation into a Nevada corporation, our predecessor entity.

As a result, the Company believes that the equivalent total of a 1 for 5,000 reverse stock split occurred, whereby one new share was issued to each outstanding 5,000 shares of common stock. Although we have access to public filings prior to December 31, 2005, we have been unable to ascertain if proper corporate authority existed or required corporate actions occurred in order to effectuate these actions, and whether the Company complied with federal and state securities laws. A finding that corporate authority did not exist, or that federal and or state securities laws had not been complied with, may result in rescission rights being accorded to the stockholders who purchased the securities and a finding that the Company was in violation of the federal and state securities laws for issuing securities in violation of the Securities Act. If these findings were to occur, the Company might incur costs with respect to the rescission rights and any other penalties sought by the SEC or state securities agencies.

For example, if the Company did not properly solicit shareholder notice, have the appropriate corporate authority or otherwise comply with required corporate actions with respect to reverse stock splits and charter amendments that are discussed in the preceding paragraphs, dissenting shareholders might be able to exercise dissenter rights under Nevada state law. As of December 30, 2005, the Company had 960 stockholders of record holding the Company’s 44,527 shares of issued and outstanding common stock, holders of which may be entitled to such rights. As of March 15, 2008, the Company had issued and outstanding 58,218,007 shares of its common stock. As a result, the Company may incur cost to comply with shareholder dissenting rights under Nevada state law for holders of the shares outstanding as of December 30, 2005, such paying dissenting shareholders the fair market value of the shares at the time of the reverse stock splits. In addition, if the Company were required to solicit an information statement or proxy statement with respect to certain stockholder actions required to correct previous actions taken, such an event could increase our operational costs and distract management from other operational activities.

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

The following exhibits are included as part of this Amendment No. 3 annual report of Form 10-KSB.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 15th day of April 2008.

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