Form 10KSB
period 2007-12-31
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-04-15
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting equity held by non-affiliates as of March 31, 2008 was $1,258,385 based on the average bid and ask price of the issuer’s common stock on March 31, 2008 of $0.90. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

The issuer’s revenues for its most recent fiscal year were $3,749,042.

As of March 31, 2008 there were 58,218,007 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to Part III of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-KSB the term “MSMI” refers to Medical Solutions Management Inc. and the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc. The terms the “Company,” “we,” “us” or “our” refer to MSMI and OrthoSupply collectively.

We have included in this Form 10-KSB information concerning the Company when it was known as China Media Networks International, Inc. and was controlled by its prior sole director, principal executive officer and principal financial officer, Mark L. Baum (collectively, CMNI), known to MSMI based on publicly available information (primarily filings by China Media Networks International, Inc. with the SEC and the Nevada Secretary of State). Non-public information concerning China Media Networks International, Inc. was not available to MSMI for the purpose of preparing its periodic reports. Publicly available information concerning China Media Networks International, Inc. may contain errors. MSMI has no knowledge that would indicate that any statement relating to China Media Networks International, Inc. contained or incorporated by reference into this Form 10-KSB is inaccurate or incomplete. Pursuant to relief granted under Rule 12b-21 of the Securities and Exchange Act of 1934, as amended, we are omitting from this Form 10-KSB certain information regarding CMNI within the sole control of CMNI or persons unaffiliated with MSMI. MSMI has requested that CMNI provide MSMI with information relating to the businesses, operations, financial condition and results and management of CMNI prior to December 31, 2005. CMNI, despite numerous requests, has failed or refused to provide such information to us. This information is unknown to MSMI and not reasonably available to MSMI, and rests only within the knowledge of CMNI, which is unaffiliated with MSMI. MSMI will amend or supplement this Form 10-KSB to provide any information that MSMI receives from CMNI, if MSMI receives such information and considers it material, reliable and appropriate.

Note on Forward-Looking Information

Except for historical facts, the statements in this Form 10-KSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this Form 10-KSB and the other documents that we file with the SEC. You can read these documents at www.sec.gov.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB.

PART I

ITEM 1.	Description of Business

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services and products using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of orthotics and limited durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Our Mission

Our mission is to use our turnkey program to improve the quality of care and compliance for all orthopedic and podiatric patients. Our goal is to become the dominant provider in the orthopedic and podiatric marketplaces of a comprehensive program to dispense orthotics and limited durable medical equipment directly to patients.

Company History

OrthoSupply Management, Inc. was incorporated in August 2005, and is the operating company and wholly-owned subsidiary of Medical Solutions Management Inc. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. In February 2005, OrthoSupply began to market and sell the turnkey program. On December 30, 2005, OrthoSupply Management, Inc. merged with one of our subsidiaries and as a result became our wholly-owned subsidiary. Medical Solutions Management, Inc. has no operations, and acts solely as OrthoSupply’s holding company. We changed our name from “China Media Networks International, Inc.” to “Medical Solutions Management Inc.” in July 2006. Throughout this Form 10-KSB, the terms the “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

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

On December 30, 2005, we consummated a merger transaction with our then wholly-owned subsidiary, CMNW Acquisition Corporation, and OrthoSupply Management Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply, CMNW Acquisition Corporation ceased to exist and OrthoSupply Management, Inc. continued as the surviving corporation and our wholly-owned subsidiary. As a result of the merger transaction, the former equity holders of OrthoSupply Management, Inc. became equity holders of Medical Solutions Management Inc. The outstanding shares of common stock and preferred stock of OrthoSupply Management, Inc. were converted on a one for one basis for shares of common stock and preferred stock, respectively, of China Media Networks International, Inc. Prior to the merger transaction, Medical Solutions Management Inc.’s majority shareholder was Thunderbird Global Corporation, and

Mark L. Baum was our sole director and Chief Executive Officer. Thunderbird Global Corporation received a warrant for 450,000 shares of common stock, at an exercise price of $1.25, and Firle Trading SA received a warrant for 150,000 shares of common stock for $1.25 in connection with the December 2005 merger, both of which were subsequently acquired by Vicis Capital Master Fund. In July 2007, the exercise price for both warrants was amended to $0.20. As a result of the merger transaction, Patricia Jenkins became our majority shareholder, and Brian Lesperance was appointed to our board of directors, and named as our President, Secretary and Treasurer. Effective upon the merger, Mr. Baum resigned as our Chief Executive Officer, and effective as of January 13, 2006, resigned as a member of our board of directors. In January 2008, Mr. Lesperance departed as our President, Secretary, Treasurer and as a director. At the same time, Lowell Fisher was appointed as our Interim Chief Executive Officer.

We file annual reports on Form 10-KSB, as well as quarterly reports on Form 10-QSB and current reports on Form 8-K with the SEC, all of which are available at the SEC’s website at www.sec.gov.

The OrthoSupply Turnkey Program

Our turnkey program enables physicians to write and fill prescriptions for orthotics and limited durable medical equipment items from their own clinics in compliance with federal anti-kickback and physician self-referral legislation, also commonly known as the “Stark” laws. Our turnkey program provides patients with the option of filling their prescriptions for orthotics and limited durable medical equipment items at clinics, rather than at a pharmacy or other third-party supplier. The turnkey program also provides clinics with a broader array of medical products and devices than the traditional stock and bill companies serving the clinics. Stock and bill companies are normally associated with only one or a few manufacturers. We practice vendor neutrality and have relationships with over thirty vendors, enabling us to offer a greater variety of lines of products. As a result, we offer our customers a greater choice from the many product lines available in the market.

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

Traditional stock and bill programs: Durable medical equipment is stocked by the stock and bill company on-site at the clinic. All third party reimbursement payments for the orthotics and limited durable medical equipment items are forwarded directly to the stock and bill company, and as a result, all revenue generated by the sale of orthotics and limited durable medical equipment items flows to the stock and bill company, not to the clinic. Although these programs help to resolve patient service and compliance issues to a degree, physicians incur direct labor associated with managing the program and are unable to capture revenue from the prescribed orthotics and limited durable medical equipment.

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

In contrast to the “pharmacy” program and traditional stock and bill program, we provide clinics with “one-stop shopping” for the handling of all their orthotics and limited durable medical equipment needs. We act as the primary obligor to supply the orthotics and limited durable medical equipment items to the clinics and physicians dispensing the orthotics and limited durable medical equipment items. Pursuant to the written contracts that we enter into with our customers, we provide the personal and management services identified by the customer in order to facilitate customer’s on-site provision of orthotics and limited durable medical equipment items and related services to its patient. Our marketing materials used during the process of enlisting new clinics explain to potential new clients how we will assume responsibility for fulfilling all of their orthotics and limited durable medical equipment items needs. We successfully provide orthotics and limited durable medical equipment items to the clinic regardless of its source and we fulfill our obligations to provide services relating to the provision of orthotics and limited durable medical equipment items. We believe that this unique orthotics and limited durable medical equipment items fulfillment and service approach sets us apart from our competitors and constitutes one of the primary reasons the clinic enters into the arrangement with us. We believe that the assurances, both in our contractual agreements and our marketing materials, that we are responsible for fulfilling the orthotics and limited durable medical equipment items products to the clinics, make us the primary obligor for the orthotics and limited durable medical equipment items to the clinic, including the acceptability of the product ordered by the clinic.

We also provide in-house support services through the provision of in-house physician extenders and additional support to assist , insurance verification, web-based billing and collection system, charge entry and posting. Physician extenders are the in-house technicians we offer as part of our services. The physician extenders are employees of the Company, and generally assigned to a clinic for a flat monthly fee. Examples of the services physician extenders provide include the following:

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

The Company requires the following specific qualifications for its physician extenders: NATA / BOC certification; State Practice Acts; First Aid, CPR, AED certified; and a national provider identifier number; masters degree, membership in the American Society of Orthopedic Professionals, and certification as a Orthotic Fitter are desired.

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

Our Market

Our market is focused upon durable medical equipment dispensed by orthopedic physicians and podiatrists. As of March 31, 2008 approximately 76 clinics across the United States have implemented and are using our turnkey program.

Stock and Bill Opportunities

There are an estimated 500—1,000 stock and bill programs in clinics nationwide (Frost and Sullivan, Market Research Report, January 2004). In recent years, stock and bill programs have gained in popularity since they reduce the need for administrative staff in outpatient clinics. We offer clinics the convenience of stock and bill companies, with the added benefits of increased product selection, off-site claim processing and revenue participation.

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

Podiatric Outpatient Surgical Opportunities

About 5 percent of the United States population sees a podiatric physician each year. About 81 percent of all hospitals in the United States have podiatric physicians on staff. There were 304,000 surgical procedures for bunionectomies or other toe deformities in 1996. (Georgia Podiatric Medical Association, “Foot Facts”, National Center for Health Statistics, “Ambulatory and Inpatient Procedures in the United States, 1996”)

Out of the 304,000 outpatient surgical procedures in 1996, we estimate that at least 25% of these procedures involved the prescription of durable medical equipment, including at least two or all of the following: walker boot, splints, crutches, cryotherapy (a device that can produce both heat and cold therapy) and/or continuous passive motion device.

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

The expanding requirements for podiatric related durable medical equipment to meet these needs present a growth opportunity for us to utilize our turnkey program to service this segment of the market.

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

Our Customers

Our business was founded in the Northeast region of the United States and currently about 41% of our business is located in this region. However, we have recently expanded operations in the Mid-Atlantic Coast, Southeast, Midwest and West Coast regions of the United States. We are pursuing business opportunities across the entire United States and hope to have business in all regions across the United States.

As we are in the early stages of our development, we have a limited number of customers. For example, 5 customers accounted for 57% of our total revenue in 2006 and our largest 5 customers accounted for 42% of our total revenue for the year ended December 31, 2007. For fiscal 2007, our largest customer was Commonwealth Orthopedics, which accounted for approximately 16.7% of our revenue, or $626,013. Our five largest customers in 2007 were Commonwealth Orthopedics, Nassau Orthopedics, Lighthouse Orthopaedics, Coastal Orthopaedics, and East Boston Neighborhood HeatlhCare. Our customers are comprised of orthopedic and podiatric clinics with anywhere from 1 to 18 physicians on staff.

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

Employees

As of December 31, 2007, we had 39 employees. We anticipate hiring additional field operations personnel as necessary to support our continued growth.

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

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the Medicare Modernization Act, was enacted, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program. As a result, effective in 2004, the reimbursement amounts for orthotic devices and durable medical equipment are no longer increased on an annual basis. In 2007, a competitive bidding program began to be phased in to replace the existing fee schedule payment methodology. Supplier quality standards are to be established which will be applied by independent accreditation organizations and clinical conditions for payment will be established for certain products.

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

Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) suppliers submitting an enrollment application to the National Supplier Clearinghouse, or the NSC, on or after March 1, 2008 must be accredited prior to submitting the application. The NSC shall not approve any DMEPOS supplier’s enrollment application if the enrollment package does not contain an approved accreditation upon receipt or in response to a developmental request. The NSC shall reject the enrollment application unless the DMEPOS supplier provides supporting documentation that demonstrates that the supplier has an approved accreditation.

DMEPOS suppliers who are enrolled for the first time with the NSC between January 1, 2008 and February 29, 2008 must obtain and submit an approved accreditation to the NSC by January 1, 2009. The NSC shall revoke a DMEPOS supplier’s billing privileges if the DMEPOS supplier fails to obtain and submit supporting documentation that the DMEPOS supplier has been accredited.

Existing DMEPOS suppliers enrolled in the Medicare program (prior to January 1, 2008) are required to obtain and submit an approved accreditation to the NSC by September 30, 2009. The NSC shall revoke a DMEPOS supplier’s billing privileges if the DMEPOS supplier fails to obtain and submit supporting documentation that the DMEPOS supplier has been accredited.

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

We will require additional financing in 2008 to fund our operations. We cannot assure you that we will be successful in obtaining additional required capital. The report of our independent registered public accounting firm, Wolf & Company, P.C., for the year ended December 31, 2007 expressed substantial doubt about our ability to continue as a going concern as a result of our limited financial resources and our need to obtain adequate capital funding. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and the value of an investors’ investment in us may decline.

We depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of customers as a result of the nature of our target market and the relatively early stage of our development. During any given fiscal quarter, a small number of customers may account for a significant percentage of our revenue. For the year ended December 31, 2007, our largest 5 customers accounted for 42.0% of our total revenue. For the year ended December 31, 2006, our largest five customers accounted for 56.8% of our total revenue. During 2007, our largest customer accounted for 16.7% of our revenue, and during 2006, our largest customer accounted for 17.9% of our revenue. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to any of them, may significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to new customers and to continue our sales to our existing customers.

We have identified material weaknesses in our internal control over financial reporting.

In this Annual Report on Form 10-KSB for the year ended December 31, 2007, we report material weaknesses in our internal control over financial reporting. Although we have taken measures to improve our financial reporting process, there are still material weaknesses in our internal control over financial reporting. These measures and the material weaknesses are more fully described elsewhere in this Annual Report on Form 10-KSB, including under the caption “Item 8A(T)—Controls and Procedures.”

Despite our substantial efforts to ensure the integrity of our financial reporting process, we cannot guarantee that we will not identify additional material weaknesses as we continue to work with the new systems that we have implemented over the past year. Any continuing material weaknesses in our internal control over financial reporting could result in errors in our financial statements. Such errors could cause our internal planning and assessment of our business to be based on false information and could cause our published financial statements to fail to fairly present our financial condition and results of operations, which could erode market confidence in our Company, cause the price of our stock to be based on false or misleading information and result in litigation based on such false or misleading information.

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

In addition, we may require additional debt or equity financing to complete any future acquisitions. This financing may not be available on favorable terms, if at all. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.

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

Our success also depends upon arrangements with independent agents and their relationships with the customers in the marketplace. We enter into contracts with our independent agents, and our arrangements are not exclusive. Accordingly, important aspects of these relationships depend on the continued collaboration between us and each particular independent agent. Some of our agents may develop competitive products in the future or may already have other product offerings that they may choose to offer and support in lieu of our products. Divergence in strategy, change in focus, competitive product offerings, potential contract defaults, and changes in ownership or management of an independent agent may interfere with our ability to market, implement or support our services with that party, which in turn could harm our business. Some of our competitors may have stronger relationships with our independent agents than we do, or with competitive distributors, and we have limited control, if any, as to whether those agents or distributors implement our services rather than our competitors’ services. Our failure to maintain relationships with agents for marketing our services and the sale of products could have an adverse effect on our business.

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

We have issued warrants and debentures for a significant number of shares of our common stock, which if exercised or converted, may adversely affect the market price of our common stock.

As of December 31, 2007, there were outstanding warrants to purchase 8,754,736 shares of our common stock at exercise prices ranging from $0.01 to $0.50 per share and outstanding debentures which may be converted into approximately 31,220,000 shares our common stock. We also have an equity incentive plan pursuant to which we may grant options to purchase up to 3,000,000 shares of our common stock, of which there are options to purchase 500,000 shares of our common stock outstanding. The exercise of outstanding warrants or options issued in the future and the conversion of the debenture, and the resulting sale in the public market of the shares acquired, may have a dilutive effect on our common stock and may result in a decrease in the market price of our common stock.

Our outstanding warrants and debentures could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, because the holders of warrants and debentures may exercise or convert them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of outstanding warrants and debentures. The warrants and debentures also contain anti-dilution provisions that are triggered upon any issuance of securities by us below a certain price for our common stock. In the event that these anti-dilution provisions are triggered by us in the future, we would be required to reduce the exercise price, and increase the number of shares underlying, those warrants, which would have a dilutive effect on our stockholders

We are able to issue shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

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

As of March 31, 2008, our principal shareholder, Vicis Capital Master Fund, beneficially owned approximately 81% of the issued and outstanding shares of our voting capital stock, including the right to acquire an additional 36,353,334 shares pursuant to the exercise outstanding warrants and debentures. As a result, this stockholder has the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our charter documents. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

We have been unable to ascertain the validity of certain corporate actions taken by our management team prior to December 31, 2005, which may unduly increase our operational costs and adversely effect shareholders’ holdings in our Company.

Prior to December 31, 2005, Mark L. Baum was our sole director, principal executive officer and principal financial officer. While in these positions, Mr. Baum effected numerous amendments to our corporate charter, namely to effect name changes and stock splits. In addition, the Company may have issued securities without registration under the Securities Act. Our financial statements filed with the SEC reflect the following stock splits: on January 18, 2005, the Company approved a 1:25 reverse stock split and on March 2, 2005, the Company approved a 1:200 reverse stock split. On November 16, 2004, our predecessor filed a Schedule 14C Information Statement with the SEC providing for an amendment to the Company’s charter to allow the reverse stock splits and reincorporation of the Company from a Delaware to a Nevada corporation. On December 8, 2004, our predecessor filed with the Nevada Secretary of State an amendment to the Company’s charter providing for the merger of a Delaware corporation into a Nevada corporation, our predecessor entity.

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

For example, if the Company did not properly solicit shareholder notice and otherwise comply with applicable corporate matters with respect to reverse stock splits and Charter amendments that are discussed in the preceding paragraphs, dissenting shareholders might be able to exercise dissenter rights under Nevada state law. As of December 30, 2005, the Company had 960 stockholders of record holding the Company’s 44,527 shares of issued and outstanding common stock, holders of which may be entitled to such rights. As of March 31, 2008, the Company had issued and outstanding 58,218,007 shares of its common stock. As a result, the Company may incur cost to comply with shareholder dissenting rights under Nevada state law for holders of the shares outstanding as of December 30, 2005, such paying dissenting shareholders the fair market value of the shares at the time of the reverse stock splits. In addition, if the Company were required to solicit an information statement or proxy statement with respect to certain stockholder actions required to correct previous actions taken, such an event could increase our operational costs and distract management from other operational activities.

If certain of our existing stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock. If we are unable to effectively register these shares with the SEC, we may be subject to penalties.

Presently, certain of our existing stockholders are entitled to make demand that we register the resale of their shares of common stock, including the shares underlying our outstanding warrants and debentures, at any time. If these stockholders exercise their registration rights with respect to all of its shares of common stock, then there will be an additional approximately 17,500,000 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock.

In addition, if we are unable to effectively register certain of these shares with the SEC pursuant to registration rights held by certain of our stockholders, these stockholders will be entitled to payment of a penalty fee, in cash or shares of our common stock, at our option, which will accrue until we are able to effectuate the effective registration of their shares. Specifically, in the event that we are unable to register the shares of common stock underlying a debenture issued to Vicis Capital Master Fund, one of our largest stockholders, we must pay Vicis an amount equal to one percent of the aggregate principal amount of the debenture issued to Vicis, for each month the shares are not registered, up to a maximum of eight months. The full amount of this penalty appears as an accrual in our financial statements, but has not yet been paid. This penalty may increase our costs, in the event of a cash settlement, or a may dilute stockholders’ holdings, in the event of settlement in the form of shares of our common stock.

Recent changes in coverage and reimbursement policies for our products by Medicare and third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Our products are sold to clinics and physicians who may receive reimbursement for the cost of our products from private third-party payors, Medicare, Medicaid and other governmental programs. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of clinics and physicians, who are influenced by cost containment measures taken by third-party payors. Limitations or reductions in third-party reimbursement for the products we distribute can have a material adverse effect on our sales and profitability.

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

Under competitive bidding, which was phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for these items and services.

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

In addition, efforts have been made to establish requirements at the federal level for the Medicare program. In 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 BIPA. BIPA contained a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other similar laws will have on our business. At the present time, CMS requires new and existing suppliers of custom-fabricated orthotic devices to obtain accreditation from an approved national organization, but this requirement does not currently apply to distributors like the Company, or the individuals who fit, but do not supply, the devices.

DMEPOS suppliers submitting an enrollment application to the National Supplier Clearinghouse, the NSC, on or after March 1, 2008 must be accredited prior to submitting the application. The NSC shall not approve any DMEPOS supplier’s enrollment application if the enrollment package does not contain an approved accreditation upon receipt or in response to a developmental request. The NSC shall reject the enrollment application unless the DMEPOS supplier provides supporting documentation that demonstrates that the supplier has an approved accreditation.

DMEPOS suppliers who are enrolled for the first time with the NSC between January 1, 2008 and February 29, 2008 must obtain and submit an approved accreditation to the NSC by January 1, 2009. The NSC shall revoke a DMEPOS supplier’s billing privileges if the DMEPOS supplier fails to obtain and submit supporting documentation that the DMEPOS supplier has been accredited.

Existing DMEPOS suppliers enrolled in the Medicare program (prior to January 1, 2008) are required to obtain and submit an approved accreditation to the NSC by September 30, 2009. The NSC shall revoke a DMEPOS supplier’s billing privileges if the DMEPOS supplier fails to obtain and submit supporting documentation that the DMEPOS supplier has been accredited.

We are subject to various federal and state health care fraud and abuse laws, and could face substantial penalties if we are unable to fully comply with such laws.

Healthcare fraud and abuse regulation by federal and state governments impact our business. Health care fraud and abuse laws potentially applicable to our operations include:

•

Federal Anti-Kickback Statute, which governs our marketing practices and pricing policies, and relationships with health care practitioners and providers, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, in exchange for or to induce the purchase or recommendation of an item or service reimbursable under a federal health care program (such as the Medicare or Medicaid programs);

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

We believe that our contracts and arrangements with providers, practitioners, and suppliers are in compliance with these laws; however, we cannot provide you assurances that these laws will ultimately be interpreted in a manner consistent with our practices. If federal or state authorities were to successfully challenge our business practices, we could be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defended against the challenges, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Audits or denials of claims by government agencies could reduce our revenue or profits.

As part of our business structure, we submit claims on behalf of our customers and they receive payments directly from Medicare, Medicaid programs and private payors. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our customer’s claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically could receive requests for documentation during the governmental audits of individual claims. Our customers periodically receive requests for documentation during the governmental audits of individual claims either on a pre-payment or post-payment basis. We cannot provide you assurance you that a review and/or other audits of these claims will not result in material delays in payment for our services, which could reduce our revenue and profits. We also cannot provide any assurance you that these reviews and audits will not result in our exclusion from participation in the Medicare and Medicaid programs or from participation on the provider panel of a private payor. Private payors from time to time also conduct similar reviews and audits, which also could result in material delays in payment for our services, which could reduce our revenue and profits.

Risks Related to Our Common Stock

Our common stock has experienced volatility in the past, and may experience significant volatility in the future, which substantially increases the risk of loss to persons holding our common stock.

Because of the limited trading market for our common stock, and because of the significant price volatility, holders of our common stock may not be able to sell their shares of common stock when they desire to do so. In 2006, our stock price ranged from a high of $10.00 to a low of $1.25, and in 2007, our stock price ranged from a high of $4.75 to a low of $0.55. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of illiquidity. In addition, the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2.	Description of Properties.

Our principal executive offices are located at 237 Cedar Hill Street, Marlboro, Massachusetts, 01752, where we lease and occupy approximately 10,870 square feet of office space. We have two leases which expire in October 2008 and February 2009. We lease additional office space of approximately 560 square feet at 26 Chestnut Street, Andover, Massachusetts, 01810 which expires in June 2008. We believe that our leased space is suitable and adequate for our operations.

ITEM 3.	Legal Proceedings.

We are not involved in nor a party to any material legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

On October 26, 2007, the stockholders of Medical Solution Management Inc., holding 39,720,001 shares of our outstanding common stock and representing a majority of our outstanding shares of common stock, acted by written consent to approve the following actions:

(1)	Amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

(2)	Election of five directors, each to hold office for a one-year term or until their respective successors have been elected.

(3)	Ratification of the selection of Wolf & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

On November 17, 2007, we solicited an Information Statement on Schedule 14C to our stockholders with respect to the actions listed above. Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals did not become effective until approximately twenty (20) days after the date the Information Statement on Schedule 14C was mailed to our stockholders.

Our board of directors unanimously approved and recommended for stockholder approval the election of Robert G. Coffill, Jr., Brian Lesperance, Marshall Sterman, David M. Barnes and Shad Stastney as directors of Medical Solutions Management to hold office until the annual meeting of stockholders to be held in 2008, or until their respective successors have been duly elected and qualified. These directors were elected by our stockholders on October 26, 2007. On January 24, 2008, Brian Lesperance resigned as a member of our board of directors.

PART II

ITEM 5.	Market For Registrant’s Common Equity And Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock presently trades on the OTC Bulletin Board under the symbol “MSMT:OB”.

As of March 31, 2008, we had outstanding 58,218,007 shares of common stock. As of March 31, 2008, we had outstanding warrants to purchase in the aggregate 8,754,736 shares of our common stock and an outstanding debenture that converts in to 31,220,000 shares of our common stock. We have outstanding options for 500,000 shares of our common stock, which we assumed pursuant to an Agreement and Plan of Merger dated as of December 30, 2005.

The following table sets forth certain information with respect to the high and low market bid prices of our common stock for the fiscal years ended December 31, 2006 and December 31, 2007:

Fiscal Year	Period	High	Low
Fiscal Year 2006	First Quarter	$8.00	$2.00
	Second Quarter	10.00	2.00
	Third Quarter	3.75	1.75
	Fourth Quarter	6.00	1.25
Fiscal Year 2007	First Quarter	$4.75	2.25
	Second Quarter	3.50	2.70
	Third Quarter	4.50	1.77
	Fourth Quarter	1.90	0.55

The closing price of our common stock on March 31, 2008 was $0.90.

The high and low bid prices are based on the average bid and ask prices for our common stock, as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions in our common stock.

Stockholders

Records of our stock transfer agent indicate that as of March 31, 2008, we had approximately 954 record holders of our common stock. Since a certain portion of our shares are held by financial institutions in “street name,” it is likely that we have significantly more shareholders than indicated above.

Dividend Policy

Our Board of Directors determines any payment of dividends. We have never declared or paid any cash dividends on our common stock, and we do not anticipate or contemplate paying cash dividends in the foreseeable future. We intend to utilize all available funds for working capital purposes. In addition, the terms of our Series A Preferred Stock prohibit the payment of a dividend on any shares of our capital stock, including our common stock, without paying a dividend on our shares of Series A Preferred Stock as set forth in our charter documents. We do not have any shares of Series A Preferred Stock outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	500,000	$0.01	2,475,000
Equity compensation plans not approved by security holders	0	0	0
Total	500,000	$0.01	2,475,000

In June 2006, our board of directors and stockholders approved and adopted the Medical Solutions Management Inc. 2006 Equity Incentive Plan, referred to herein as the 2006 Plan. Following is a description of the material terms of the 2006 Plan. A copy of the 2006 Plan was filed as an exhibit to our Annual Report for the year ended December 31, 2006 filed with the SEC on April 16, 2007.

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

Effect of Termination of Employment or Association. Unless the Committee determines otherwise in connection with any particular award under the 2006 Plan, stock options will generally terminate ninety (90) days following the recipient’s termination of employment or other association for cause. Military and sick leave or other bona fide leave shall not be deemed a termination of employment, provided that it does not exceed ninety (90) days or the period during which the optionee’s reemployment rights, if any, are guaranteed by statute or contract.

Transferability. In general, no award under the 2006 Plan may be transferred by the recipient and during the life of the recipient all rights under an award may be exercised only by the recipient or his or her legal representative. However, the Committee may approve the transfer, without consideration, of an award of a nonstatutory stock option or restricted stock to a family member.

Effect of Significant Corporate Event. In the event of any change in the outstanding shares of our common stock through merger, consolidation, sale of all or substantially all the property of Medical Solutions Management, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, or other distribution with respect to such shares of our common stock, an appropriate and proportionate adjustment will be made in (i) the maximum numbers and kinds of shares subject to the 2006 Plan and the 2006 Plan limits, (ii) the numbers and kinds of shares or other securities subject to the then outstanding awards, (iii) the exercise or hurdle price for each share or other unit of any other securities subject to then outstanding stock options (without change in the aggregate purchase or hurdle price as to which Stock Options remain exercisable), and (iv) the repurchase price of each share of restricted stock then subject to a risk of forfeiture in the form of a repurchase right. In the event of a change in control, the Committee shall have the discretion to provide for any or all of the following: (i) the acceleration, in whole or in part, of outstanding stock options, (ii) the termination of repurchase rights with respect to an award of restricted stock, (iii) the assumption of outstanding stock options, or substitution thereof, by the acquiring entity and (iv) the termination of all stock options that remain outstanding at the time of the change of control. Upon our dissolution or liquidation, other than as part of an acquisition or similar transaction, each outstanding stock option shall terminate, but the participant shall have the right, immediately prior to the dissolution or liquidation, to exercise the stock option to the extent exercisable on the date of dissolution or liquidation.

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

On February 20, 2007, we issued a promissory note in the principal amount of $450,000 in favor of Vicis. The maturity date of this note was April 30, 2007. Interest accrues under this note at the rate of 5% per annum. We were permitted to prepay principal and interest under this note at any time without penalty. In the event we did not repay all outstanding principal and interest under this note on or before April 30, 2007, the maturity date of this note could be extended to June 30, 2007 and we would be obligated to issue to Vicis a warrant to purchase 3,000,000 shares of our common stock, which warrant would have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and be exercisable for five years. In connection with the April 17, 2007 transaction described below, this promissory note was repaid.

On April 17, 2007, we entered into a Securities Purchase and Exchange Agreement, or Purchase Agreement, with Vicis and Apogee Financial Investments Inc., or Apogee. Pursuant to the Purchase Agreement, we issued (1) two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of common stock at a conversion price of $0.30 per share, referred to as the Debentures, (2) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and (3) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years. As consideration for the Debentures and warrants, Vicis surrendered a promissory note in the principal amount of $450,000 issued on February 20, 2007, a promissory note in the principal amount of $200,000 issued on January 18, 2007, and a promissory note in the principal amount of $400,000 issued on December 21, 2006. As consideration for the Debenture and warrants, Apogee surrendered an original discount note in the principal amount of $216,000 issued on November 28, 2006.

On May 18, 2007, we amended our Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased our revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to us is $3,000,000. The Company, Vicis and OrthoSupply, also amended the Guarantee Fee, Reimbursement and Indemnification Agreement, or Guarantee Amendment, pursuant to which we agreed to reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment and issued to Vicis a warrant to purchase 3,060,000 shares of our common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. We also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered us in connection with the transactions described herein. OrthoSupply guaranteed our performance of its additional obligations as a result of Guarantee Amendment. In the event Vicis is required to make any payment under the CTC Amendment or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, we are obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken.

On July 10, 2007, we entered into a Warrant and Debenture Amendment Agreement with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman, collectively referred to as the Investors, and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis. In exchange for $2,100,000 in cash from Vicis, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis ranging from $2.00 through $.345 to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000 ) ranging from $0.207016 through $0.30 down to $0.10, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,881,089 to 31,220,000 shares. The agreement also provides for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 through $1.00 down to $0.20. On July 23, 2007, Vicis exercised warrants to purchase and we issued 37,720,001 shares of the Company’s common stock for cash proceeds of $377,201. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the shares of common stock underlying the warrants exercised.

On October 18, 2007, we entered into a Note Purchase Agreement with Vicis Capital Master Fund. Pursuant to the Purchase Agreement, we issued a convertible note in the principal amount of $1,500,000 to Vicis. We received $1,500,000 as consideration for the convertible note. If we complete a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. We relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the convertible note.

On November 16, 2007, we entered into an amendment to our Irrevocable Standby Letter of Credit No. 00034 in favor of Sovereign Bank, as amended, to change its expiration date from March 15, 2008 to March 15, 2009, referred to as the Letter of Credit Amendment. In connection with this transaction, the Company, OrthoSupply Management, Inc., a wholly-owned subsidiary of the Company, and Vicis Capital Master Fund, entered into a Third Amendment to that certain Guarantee Fee, Reimbursement and Indemnification Agreement between the Company and Vicis, or the Guarantee Fee Agreement, whereby Vicis consented to our entering into the Letter of Credit Amendment, which consent was required pursuant to the Guarantee Fee Agreement. Pursuant to the Guarantee Fee Agreement, we agreed to reimburse Vicis for any payment Vicis is required to make under the Letter of Credit. On November 16, 2007, in consideration for Vicis’ consenting in the Third Amendment to the Company’s entering into the Letter of Credit Amendment, we also entered into a Letter Agreement with Vicis. Pursuant to this Letter Agreement, we agreed to issue Vicis a warrant for 3,060,000 shares of its common stock, at an exercise price of $.50 per share. On December 7, 2007, we issued the warrant to Vicis pursuant to the Letter Agreement. The Company relied upon Rule 506 if Regulation D of the Securities Act of 1933, as amended for this issuance.

On December 16, 2007, we entered into a note purchase agreement with Vicis Capital Master Fund pursuant to which we issued a promissory note in the principal amount of $1,000,000 in favor of Vicis and a warrant for 2,500,000 shares of our common stock. We received $1,000,000 in cash in consideration for the issuance of the promissory note and the warrant. The maturity date of the promissory note is December 16, 2008. Interest accrues under the note at the rate of 5% per annum. We are not permitted to prepay principal or interest under the promissory note. Under the note purchase agreement, Vicis has the option to convert the promissory note into equity or convertible debt securities sold by us in connection with a future financing on the terms and conditions of such financing, subject to a discount of 16.67% of the price per security offered by us. Upon such conversion, we shall have no obligations under the promissory note. The exercise price of the warrant is $0.40 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. The Company relied upon Rule 506 if Regulation D of the Securities Act of 1933, as amended for this issuance.

Prior to December 31, 2005, we believe that the Company might have sold and issued securities of the Company without registering the securities under the Securities Act. Despite our management’s repeated attempts to contact the previous management for accurate and complete records with respect to corporate matters and stock issuances, we have been unable to verify the accuracy of stock issuance and exemptions from registration claimed by the previous management team. Therefore, pursuant to relief granted under Rule 12b-21 under the Exchange Act we are omitting from this Form 10-KSB any issuances of securities prior to December 31, 2005.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition or plan of operations should be read in conjunction with the financial statements and the related notes contained elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Item 1A, “Risks Factors” and Item 1, “Business.”

Background

On December 30, 2005, Medical Solutions Management Inc. (f/k/a China Media Networks International, Inc.) consummated a merger transaction with its then wholly-owned subsidiary, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation and Mark L. Baum. Pursuant to the merger, CMNW Acquisition Corporation merged with and into OrthoSupply Management, Inc, CMNW Acquisition Corporation ceased to exist, and OrthoSupply continued as the surviving corporation and wholly-owned subsidiary of Medical Solutions Management Inc. OrthoSupply Management, Inc. acts as our operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc.

Prior to consummation of the merger, Medical Solutions Management Inc. (f/k/a China Media Networks International, Inc.) had ceased all existing operations effective as of January 14, 2003. Medical Solutions Management Inc.’s wholly-owned subsidiary, OrthoSupply Management, Inc., has generated revenue from its operation since February 2005. The discussion below focuses upon Medical Solutions Management Inc.’s and Ortho Supply Management, Inc.’s financial condition, results of operations and liquidity and capital resources for the years ended December 31, 2007 and 2006.

Our Business

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of products to clinics using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of orthotics and limited durable medical equipment directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Results of Operations

Revenue. Set forth below are revenues.

	December 31, 2007	December 31, 2006	Increase	% Increase
Medical Products Revenue	$2,333,095	$861,987	$1,471,108	170.7%
Service Revenue	1,415,947	151,513	1,264,434	834.5%

Total Revenue	$3,749,042	$1,013,500	$2,735,542	269.9%

Expansion into new regions of the United States and an overall increase in operating clinics to 66 from 39 in the comparative period in 2006 is the driving factor in the increase in our revenue. A total of 35 new clinics were added during the fiscal year ended December 31, 2007, providing a more diversified revenue base. Five of our clinics, which were not fully operational, were added late in the fourth quarter of 2007. As a result, the full revenue impact for these new clinics will not be realized until the fiscal year 2008. New revenue streams that began in the fourth quarter of 2006 from occupational pharmacy claims purchased generated additional service revenue of $980,709 in 2007.

Cost of Revenue. Set forth below are the cost of revenue.

	December 31, 2007	% of Revenue	December 31, 2006	% of Revenue	Increase	% Increase
Cost of Medical Products	$1,604,600	68.8%	$635,342	73.7%	$969,258	152.6%
Cost of Services	1,206,266	85.2%	148,486	98.0%	1,057,780	712.4%

Costs of Revenue	$2,810,866	75.0%	$783,828	77.3%	$2,027,038	258.6%

Cost of revenue in 2007 increased primarily due to higher sales from the increase in operating clinics over the comparative period in 2006. Cost of revenue as a percentage of revenue during 2007 was lower due to more favorable pricing received from vendors as a result of increased purchasing volumes. Cost of services increased in 2007 due to an increase in our Physician Extenders in 2007 from three to eight, or $506,739 in 2007 compared to $147,886 in 2006. Additional outsourcing services required to handle the occupational pharmacy claims business which began in the fourth quarter of 2006 also contributed to the increase in cost of services, at $314,314 in 2007 compared to none in 2006. An increase in staff to perform the billing and collection services accounted for the balance of the increase in cost of services, or an additional $384,613 of expense in 2007.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	December 31, 2007	% of Revenue	December 31, 2006	% of Revenue	Increase	% Increase
Salaries and benefits	$1,608,098	42.9%	$1,086,193	107.2%	$521,905	48.0%
Legal, consulting, insurance	1,084,234	28.9	980,380	96.7	103,854	10.6
All Other	2,089,847	55.7	1,072,913	105.9	1,016,934	94.8

Total Selling, General and Administrative Expenses	$4,782,179	127.5%	$3,139,486	309.8%	$1,642,693	52.3%

Salaries and Benefits Expense.

Salaries and benefits expense increased due to an increase in sales, administrative and service staff as we continue to grow our operations. Total employees for the comparative period in 2006 were 24, compared to 39 at the end of 2007. We expect to continue to add additional service support staff as we expand our business during 2008.

Legal, Consulting and Insurance Expenses.

Legal expense decreased to $493,127 for the year ended December 31, 2007 compared to $618,635 for the comparative period in 2006. These expenses are primarily related to services rendered surrounding our capital and debt financings of $150,606, associated review of our periodic filings with the SEC of $139,978, and general counsel for operations of approximately $239,460. Consulting expense has also increased by $246,180 due to various independent contractor arrangements. Such arrangements include $70,000 for FP Associates in connection with the services rendered for financing arrangements and potential acquisitions, $125,000 for Benu Capital for additional investment banking services and $60,000 for Archer Capital for a marketing study. The balance of the expenses were for services directly related to operations, ranging from contract employees providing on-site support for our customers to assistance with customizations to in-house systems. Insurance expenses have also increased to $140,674 in 2007 compared to $69,915 in 2006, to support the growth of the business in 2007.

All Other Expenses

All Other Expenses for 2007 include personnel fees of $143,464, accounting fees of $176,268, printing expense of $120,797, recruitment fees of $153,931, compliance expense of $75,300, travel expenses of $203,668, telephone, data and information technology support of $199,617, office supplies and postage of $130,071, marketing and commissions of $223,855, depreciation of $59,260, and other general expenses of approximately $283,000 to support a growing operation. While most of these expenses represent increases over the comparative period in 2006, our operating expenses as a percentage of revenue decreased from 105.9% to 55.7% in 2007, as a result of the increase in our revenue in 2007. In 2007, our operating expenses also included fees associated with our Letter of Credit Agreement of $45,000 and SEC related filing expenses of $32,048. Billing service fees have also increased from $52,593 in 2006 to $243,661 for the year ended December 31, 2007, again resulting from the increase in operating clinics for the comparative periods.

Other Income (Expense).

Our most significant expenses for the year ended December 31, 2007 were in relation to a debt extinguishment loss of $112,513,239 as a result of our entry into a Warrant and Debenture Amendment Agreement on July 10, 2007. In exchange for $2,100,000 in cash from Vicis Capital Master Fund, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from $0.345 and $2.00 per share down to $0.01 per share and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) that ranged from $0.207016 to $0.30 down to $0.10, as well as to eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the Vicis debentures can be converted from 13,161,088 to 30,500,000 shares. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants held by certain other holders that ranged from $0.345 to $1.00 down to $0.20 per share. Interest expense in relation to the discount on the convertible notes and amortization of the debt issuance costs was $550,193 for the year ended December 31, 2007. Additionally, we recorded expense for the estimated fair value, $22,830,568, of warrants to purchase an aggregate of 9,486,000 shares of our common stock at exercise prices between $0.50 and $1.00 per share. The warrants were issued pursuant to a Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, related to our Revolving Line of Credit Agreement with Sovereign Bank. We also recorded expense for the estimate fair vale, $8,676,888, of warrants to purchase 4,000,001 shares of our common stock at $2.00 per share, related to the extension of the maturity and repayment of Vicis promissory notes and accrued interest thereon. The aggregate expense charge of $31,507,456 resulting from the warrants and $112,513,239 for the debt extinguishment loss had no cash impact on our operations.

Net Loss. Set forth below is the net loss.

	December 31, 2007	% of Revenue	December 31, 2006	% of Revenue	Increase	% Increase
Net Loss	$(148,729,936)	(3,967.1)	$(3,957,845)	(390.5)	$(144,772,091)	(3,657.9)

The net loss for the year ended December, 2007 was primarily attributable to non-cash charges described in Other Income (Expense) above totaling approximately $144,020,695. We continue to invest in maintaining a national sales force and additional service support personnel to drive additional revenue growth in the future. The current gross profit is not sufficient to support selling, general and administrative expenses and we will continue to grow its top line revenue through organic growth and strategic acquisitions and mergers.

Liquidity and Capital Resources

Cash used in operations during the year ended December 31, 2007 was $7,821,884, compared to $2,920,159 in the comparative period in 2006. Our financing activities in 2007, including the issuance of $650,000 for two promissory notes in the first quarter of 2007, a revolving line of credit totaling $3,000,000 on March 16, 2007, a warrant and debenture amendment agreement and exercise of warrants totaling $2,477,447 in July 2007 and additional debt financings of $2,500,000 in the fourth quarter of 2007, provided proceeds of $8,627,447. Comparatively, the Company received proceeds of $2,600,000 from a senior convertible note and additional debt financings in the comparative period in 2006. Investment in the purchase of equipment was $66,682 and $39,745 during the periods ended 2007 and 2006, respectively. Overall, cash increased by $738,881 in 2007 compared to a decrease of $346,682 in 2006.

As of December 31, 2007 we had $6,375,354 in total assets, compared to $1,222,799 in 2006, of which $1,091,939 was in cash and cash equivalents, compared to $353,058 in 2006. Our total liabilities in 2007 were $9,161,707, of which $8,211,768 were current, compared to $2,388,345 in total liabilities, of which $1,389,668 were current in 2006.

Plan of Operations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the audited financial statements, the Company’s losses have resulted in an accumulated deficit of $153,466,255 as of December 31, 2007, and operating activities consumed $7,821,884 in cash. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are described further below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our main objectives for the next year are to continue our ability to finance the Company and to focus on expanding revenue in key locations across the country. We are currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. We are managing our expenses in order to minimize our cash burn rate and to achieve cash flow positive operations. However, we expect to require new financings in 2008. Through these financings, we hope to expand the business organically and through acquisitions.

Our plan for organic growth for fiscal year 2008 includes increasing our sales with existing customers through on-site assessments of their operations along with expanding our client base in the markets we currently operate. The plan includes support programs for the sales efforts including marketing, communications and program literature. We plan to maintain our current sales force of five regional sales people and maximizing growth in their respective regions.

We plan to hire additional field support resources to enhance the effectiveness of our services and support the growth in new clinics during 2008. From time to time, we also engage outside consultants to assist us with marketing, advertising and web development. We expect these additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. We also plan to increase our resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control.

We do not anticipate devoting our resources to research and development in fiscal year 2008. We intend to continue adding to our product and service offerings that will generate new revenue opportunities, including but not limited to strategic acquisitions and mergers. Our plan for organic growth for fiscal year 2008 includes increasing our sales with existing customers through on-site assessments of their operations along with expanding our client base in the markets in which we currently operate. The plan includes support programs for the sales efforts including marketing, communications and program literature. We plan to maintain our current sales force of 5 regional sales people and maximizing growth in their respective regions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, and this discussion and analysis of our financial condition and results of operations.

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time performance is completed. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

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

Sales of products—Sales of orthotics and certain forms of durable medical equipment, or DME, primarily to orthopedic and podiatry clinical practices:

•

Direct Purchase Model—Under this arrangement the clinic places an order with the Company, which then places the actual orthotic or DME product order to one of its suppliers. Title to the product is transferred to the Company upon shipment from the supplier. The Company bills the clinic upon confirmation of receipt and acceptance of the delivered products. Upon billing, the Company’s performance obligation is considered fulfilled and, accordingly, revenue is recognized at that time.

•	Purchase as Dispensed Model—Under the “purchase as dispensed” model, the order and shipping process, payment terms, and pricing is the same as described above. However,

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

We have evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19 and determined all our sales of goods and products are required to be reported on a gross basis. The following is a summary of the specific factors the Company considered in reaching this conclusion:

•

The Company is the primary obligor in the arrangement with clinics: The Company is responsible for the fulfillment of the orthotic or DME products to the Company’s customers and is responsible for the acceptability to the clinics of the delivered DME products. The Company also considered the representations that it makes, both written and otherwise, during its clinic acquisition process. The Company’s primary written representations with its customers are included in its Sales Agreements. Additional unwritten representations are made to prospective clinics during the marketing phase consistent with the Company’s strategy of being a turnkey or “one-stop shop” for clinics’ orthotic or DME needs.

•

The Company has general inventory risk: The Company generally does not attempt to stock a complete inventory of orthotic or DME products. Rather, the Company orders DME products from its vendors for drop-shipment to the Company’s clinic customers. Although the Company does not have a formal policy of accepting product returns, it has established a general business practice of allowing its customers to return orthotic and DME product under certain circumstances. In that case, the Company would take title to that product and have general inventory risk. In certain instances, the Company may have the ability to return such products to its vendors for credit less restocking and other charges. These general inventory risks are unmitigated by insurance.

•

The Company has discretion in supplier selection: During a new clinic launch under the Company’s services, the Company has significant influence, along with the clinic’s preferences and past practices, to select orthotics and DME vendors. The Company also influences the product mix maintained by the clinics. The Company’s supplier preferences can change over time. Additionally, if a preferred vendor is out of stock for a particular item, the Company has the latitude to provide a substitute vendor at its discretion. Part of the Company’s competitive advantages is its vendor neutrality and ability to source orthotic and DME products from a number of different vendors.

•

The Company has physical loss inventory risk: In general, when the Company places an order with a vendor to be drop shipped to a clinic, title to the inventory passes to the Company upon shipment by the vendor. Title passes to the clinic upon receipt and acceptance by the clinic. Therefore, the Company has the risk of loss while the DME products are in transit to the clinics. This risk is mitigated by insurance.

•

The amount the Company earns is not fixed: In order to comply with Federal Healthcare Statutes, the Company establishes in advance with its customers the sales price of all orthotic and DME products offered to physicians and that price does not vary based on the quantity ordered or the value of that product. The prices the Company is required to pay to purchase these products from its suppliers can and do change and as a results, the Company does not earn a fixed dollar amount per customer transaction and the gross profit margin on specific products can and does change over time.

Based on the Company’s consideration of all relevant facts and circumstances, including those described above, the Company accounts for sales of products on a gross basis.

We provide clinics with “one-stop shopping” for the handling of all their orthotics and limited durable medical equipment items needs. We act as the primary obligor to supply the orthotics and limited durable medical equipment items to the clinics and physicians dispensing the orthotics and limited durable medical equipment items. Pursuant to the written contracts that we enter into with our customers, we provide the personal and management services identified by the customer in order to facilitate customer’s on-site provision of orthotics and limited durable medical equipment items and related services to its patient. During the marketing process with our customers, we make certain unwritten representations regarding our responsibilities for and obligations to the clinics. Our marketing materials used during the process of enlisting new clinics assure potential new clients that we will be responsible for fulfilling all of their orthotics and limited durable medical equipment items needs. We successfully provide orthotics and limited durable medical equipment items to the clinic regardless of the product’s source and we fulfill our obligations to provide services relating to the provision of orthotics and limited durable medical equipment items. We believe that this unique orthotics and limited durable medical equipment items fulfillment and service approach sets us apart from our competitors and constitutes one of the primary reasons the clinic enters into the arrangement with us. We believe that, based on the assurances contained in both our contractual agreements and our marketing materials, we are responsible for fulfilling the orthotics and limited durable medical equipment items product requirements of the clinics.

Product sales are made without the right of return. However, the Company has established a business practice of accepting product returns under certain circumstances. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists”. The Company is able to reasonably estimate returns due to the relatively short time period during which the Company generally accepts returns, the Company’s historical experience with similar types of sales of similar products and a large volume of homogenous transactions. For all periods presented, actual returns and reserves for estimated returns have been immaterial.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” we include all shipping and handling billings to customers in revenue, and freight costs incurred for product shipments have been included in cost of products sold.

Sales of services—Sales of third party billing and collection services and Physician Extenders services:

•

Billing and Collection services model—The Company also provides certain clinics with third party billing and collection services as such services are requested. Under this program, the Company provides clinics with patient agreements which are filled in with the product information for new items being dispensed to a patient along with proper coding. The Company periodically receives this information from the clinic and inputs it into an electronic billing system for transmittal, on behalf of the clinic, to the appropriate third party payors. The Company charges a fee for this service equal to a fixed percentage of the amounts actually collected by the clinic. The service fee revenue is recognized, on a net basis, upon collection of the third party billings and is invoiced to clinics on a monthly basis. We have evaluated the net sales reporting criteria set forth in paragraph 16 of EITF 99-19 and determined all our billing and collection services are required to be reported on a net basis. Billing and collection contract terms are for one to two years with termination subject to thirty days notice for cause, and 90 to 120 day notice without cause.

•

Physician Extenders (PE) services model—PE’s are generally Certified Athletic Trainers. These health care professionals are employed by the Company but work on site at one or more clinics. They assist the clinic in dispensing items, inventory management, injury evaluation, prevention and rehabilitation. The Company charges a contractually agreed upon flat fee to the clinic for this service. The fee is invoiced monthly. Related fee revenue is recognized at the end of each month that the service has been provided and costs are included in cost of sales. Contract terms are generally the same as those of Billing and Collection services.

•

Pharmacy Claims Servicing Revenue—During the fourth quarter, the Company entered into an arrangement whereby it would acquire dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics which dispense the pharmaceuticals to their patients. Under the arrangement, the Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred within a specified time frame following transmittal of the claims to the Company. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156 , Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, our wholly owned operating company. The claim assets are recorded in “other receivables”, separately from our trade receivables, at the Company’s cost. We earn servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and the amount we paid for the claim.

Valuation of warrants and share-based compensation. We record share-based payments, including warrants, at fair value. The fair value of options and warrants is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including the volatility of our stock price, the expected life of the option and the risk-free interest rate. We estimate the volatility of our stock price using historical prices. We estimate the expected life of our option using the average of the vesting period and the contractual term of the option. For warrants, the expected life is assumed to be the contractual life of the warrant. The estimated option forfeiture rate is based on historical forfeiture information as well as subsequent events occurring prior to the issuance of the financial statements. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

Allowance for doubtful accounts and reserve for inventory obsolescence

Our reserve for doubtful accounts. Our reserve amount is based upon estimated losses for customers who were billed directly for products and services. The reserve amount is based on the age of the accounts and managements judgment regarding collectibility of certain accounts. We have written off $77,689 of accounts receivable in 2007.

Our reserve for excess or obsolete inventories. We provide reserves for estimated excess, obsolete and shrinkage for durable medical equipment inventory maintained at clinics and at our own location. Determining a clinic’s specific inventory levels and product mix can be difficult, particularly during the start-up phase of a clinic, and until proper controls can be established. Physical inventory counts are performed at clinic sites each month and reconciled to book value on a quarterly basis. Adjustments to book are made at that time.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective as of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised) (No. 141 R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognize the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008. It may not be applied prior to that date.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to materially impact our financial condition or results of operations.

ITEM 7.	Financial Statements

The Company’s Consolidated Financial Statements and accompanying notes, together with the reports of independent registered public accountants, appear at pages F-1 through F-33 of this Form 10-KSB.

ITEM 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 8A(T). Controls And Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President and Controller (our principal executive officer and principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Vice President and Controller concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below. Because the material weaknesses described below have not been remediated as of the filing date of this Annual Report on Form 10-KSB, our Interim Chief Executive Officer and Vice President and Controller concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-KSB.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Interim Chief Executive Officer (our principal executive officer) and Vice President and Controller (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2007 was not effective. We identified the following material weaknesses in our internal control over financial reporting:

•

The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls particularly in the areas of check signing, wire transfers, recording accounting transactions and administration of accounting applications.

•	The Company lacked adequate control over period end close and financial reporting including identifying related party and other disclosures such as by using a financial statement disclosure checklist.

•

The Company did not maintain effective internal control over its accounts receivables. Company personnel were not reviewing receivables over 90 days past due and were unable to provide support for receivable written off during the year.

•	The Company did not maintain effective internal controls over its inventory records, which were kept on spreadsheets and without restricted access, unauthorized modifications or password protection.

•

Inadequate controls and procedures were in place to assign, monitor and regulate access to the company computing infrastructure including networks, servers and applications and access to accounting applications. Additionally the patient billing system has one group account (with non-expiring password and no other restrictive controls) that is shared among ten or more individuals.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

The Company has formulated a strategic plan to remediate the material weaknesses noted above. Those plans include establishing new procedures and hiring additional personnel, as resources permit, in order to provide for more segregation of duties, using a financial statement disclosure checklist for future reports and replacing the patient billing system with a new system with better access controls. In addition, the Company’s Vice President and Controller is now reviewing accounts receivable aging analyses on a monthly basis to determine the collectability of old accounts receivables and resolving outstanding collection issues. The Company plans to implement more security and controls over its spreadsheet-based inventory tracking system. The Company expects to make additional investments in its internal IT support structure, including systems, applications, processes and personnel. Currently, the Company expects that the implementation of the internal IT support structure will be completed by the fourth quarter of 2008 and the new patient billing system will be implemented by the end of the second quarter of 2008, although the Company cannot provide any assurances that it will be able to do so in this timeframe.

Changes in internal control over financial reporting. There were no changes during the Company’s fiscal fourth quarter that materially affected the Company’s internal control over financial reporting. However, as described in detail in the “Management’s annual report on internal control over financial reporting” above, the Company plans to implement certain changes, beginning in its fiscal second quarter that it expects will have a material affect on the Company’s internal control over financial reporting in the future.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of March 31, 2008.

Name	Age	Position
Lowell Fisher	75	Interim Chief Executive Officer
EJ McLean	33	Vice President, Controller
Robert G. Coffill, Jr.	51	Senior Vice President of Field Operations, Secretary and Director
Ross Fine	46	Vice President of Sales and Marketing
Marshall Sterman	76	Director
Shadron Stastney	38	Director
David Barnes	65	Director

Lowell M. Fisher, Jr., Interim Chief Executive Officer, has served as the Chief Executive Officer and Secretary of Certified Diabetic Services, Inc. since August 2006. Mr. Fisher also currently serves as the Chairman of the Board and has been a Director of Certified Diabetic Services, Inc. since July, 2005. Certified Diabetic Services, Inc. is a direct-to-consumer provider of diabetes medical supplies, testing, products, education and information. Prior to joining the Certified Diabetic Services, Inc., Mr. Fisher was the principal of the Stonehill Group, LLC, a business consulting and financial advisory services company from January 2000 to January 2005. Prior to that, Mr. Fisher led various private, non-profit and listed public companies as Director, Chief Executive Officer and President. Among the positions he has held, Mr. Fisher was a Director for Munsingwear, Inc., now known as Premiumwear, Inc., a New York Stock Exchange traded apparel company. In addition, Mr. Fisher was the President of the Wegner Corporation, a diversified company providing various equipment and services in the music industry. Mr. Fisher was also a founder and owner of Team Electronics, Inc., a 130-store company selling and installing consumer electronics products. Mr. Fisher received his B.S. in Economics and Physics from

Macalester College and is a graduate of the Harvard School of Business’ Strategic and Financial Management program and the Wharton School of Business’ Total Quality Management program.

EJ McLean, Vice President, Controller. Mr. McLean has served as the Company’s Controller since December 3, 2007, and from December 5, 2005 until November 17, 2006 he also served as the Company’s Controller. During November 18, 2006 until December 3, 2007, Mr. McLean worked as a consultant for Bison Consulting LLC performing contract accounting and systems support. Prior to joining the Company, Mr. McLean held the position of Director of Professional Services for ProActive Solutions, a technology programs provider, from August 2002 until December 2005. From November 2000 until August 2002, Mr. McLean worked as a controller for Northeast Public Power Association. Mr. McLean has also worked for Benchmark Assisted Living, an assisted living development/management company. Mr. McLean holds a B.S. in Business Administration, with a concentration in Finance, from Nichols College.

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

Marshall Sterman, Director. Mr. Sterman has served as one of our directors since September 2006. Mr. Sterman is currently the President of The Mayflower Group, Ltd. and has held the position of President of The Mayflower Group, Ltd since 1986. He has served as Chairman of WiFiMed Holdings Company, Inc., formerly Bellacasa Productions, Inc., a publicly-held medical device company focused on the development and commercialization of three injectable biocompatible products since 2005. Since October 2006, Mr. Sterman has served as a director of Andover Medical, Inc., a publicly-held company engaged in the business of distributing procedure specific durable medical equipment. Mr. Sterman also served as a director of WaterChef, Inc., a publicly-held company engaged in the business of designing and marketing water purification equipment, from 1999 to 2007. Mr. Sterman holds an M.B.A. from the Harvard Graduate School of Business.

Shadron Stastney, Director. Mr. Stastney has served as one of our directors since October 2007. Since June 2004, Mr. Stastney has been a partner at Vicis Capital, LLC, an investment management firm. Vicis Capital, LLC is the managing partner of Vicis Capital Master Fund, one of the Company’s principal stockholders. From July 2001 to May 2004, Mr. Stastney served as Managing Director of Victus Capital, LP, an investment management firm. Mr. Stastney holds a B.A. from the University of North Dakota and a J.D. from the Yale Law School.

David M. Barnes, Director. Mr. Barnes has served as one of our directors since October 2007. Mr. Barnes is currently Chief Financial Officer for Neah Power Systems, Inc. (“NPWS”;OTCBB) and Cyber Defense Systems, Inc (“CYDF”;OTCBB). He has served as Chief Financial Officer for Neah Power Systems since 2006. Mr. Barnes has served as Chief Financial Officer for Cyber Defense Systems, Inc. from October 2005 to November 2007. Neah Power Systems is developing technology for direct methanol fuel cells. Cyber Defense Systems builds remote controlled surveillance airships. From 1996 to 2006, Mr. Barnes served as Chief Operating Officer, Chief Financial Officer and Director for American United Global, Inc. (then “AUGB”;OTCBB). In July 2006 AUGB merged with a Hungarian company that designs and builds energy saving machinery and equipment and is now known as Solar Thin Films, Inc. (“SLTN”;OTCBB). Mr. Barnes currently serves on the Boards of Directors for MDWerks, Inc, (“MDWK”;OTCBB) Searchhelp (“SHLP”;OTCBB), Inc. and China Direct, Inc.(“CDS”;ASE). He also serves on the Board of Directors of ThinkPath, Inc.(“THPHF”;OTCBB), a Canadian publicly held company, which filed for protection under Chapter 11 of the bankruptcy regulations in March 2008. Mr. Barnes currently serves on the board of directors as audit committee chairman and/or compensation committee chairman for the previously mentioned companies. Mr. Barnes holds a Bachelor of Science in Accounting from C.W. Post College.

Our Board of Directors consists of four members, Robert Coffill, Marshall Sterman, Shadron Stastney and David Barnes. The Board of Directors determined Messrs. Barnes, Stastney and Sterman to be independent, as defined by the rules of the NASDAQ Stock Market. We have a standing Audit Committee, but do not have standing Nominating Committee or Compensation Committee.

Audit Committee

Our Board of Directors have elected David Barnes and Marshall Sterman as the members of our Audit Committee. The Board determined that Mr. Barnes meets the definition of an “audit committee financial expert” as defined in Item 407(d) of Regulation S-B. We are evaluating our needs for additional members to our Board of Directors and the Audit Committee. The Audit Committee does not have an Audit Committee Charter.

Nominating Committee

We do not have a standing nominating committee, and as a result, do not have a nominating committee charter. The independent director of the Company, as determined by the Board of Directors pursuant to the rules of the Nasdaq Stock Market, performing the nominating function for the Company, is Marshall Sterman. The independent director participates in the consideration of director nominees, and then recommends the nominees to the Board. The Board views the addition of a standing nominating committee as an unnecessary additional expense and process to the Company, given the stage of the Company’s development. The general criteria that the independent director and the Board use to select nominees is: an individual’s reputation for integrity, honesty and adherence to high ethical standards; their demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company; their willingness and ability to contribute positively to the decision-making process of the Company; their commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees; their interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include shareholders, employees, customers, governmental units, creditors and the general public; their ability to act in the interests of all stakeholders; and no nominee should have, or appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all the Company’s shareholders and to fulfill the responsibilities of a director. The Board of Directors will consider candidates recommended by shareholders using the same procedures and criteria it uses in evaluating its own candidates. The Board of Directors believes that the independent director can recommend nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by the Company, or written representations from certain Section 16 persons that no Section 16(a) reports were required for such persons, we believe that during fiscal year 2007, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them, other than the following: Mr. Coffill inadvertently reported the sale of his shares of our common stock on a Form 4 five days after the required due date; Vicis Capital Master Fund reported the exercise of its warrant and acquisition of our shares of common stock on Form 4 approximately five months after the prescribed due date; and Vicis Capital Master Fund reported the acquisition of certain warrants from the Company in December 2007 on a Form 4 approximately 9 days late and 1 day late, respective of the acquisition dates.

Code of Business Conduct and Ethics for Employee, Executive Officers and Directors.

On March 14, 2006, we adopted a code of ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. Our code of ethics is filed as Exhibit 14.1 to the annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and is available on our website at www.medsmi.com. In addition, we will post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code. We will send a paper copy of our code of ethics to any stockholder who submits a request in writing to the Company’s Secretary c/o Medical Solutions Management Inc., 237 Cedar Hill Street, Marlboro, Massachusetts, 01752.

ITEM 10.	Executive Compensation

Executive Compensation

Our compensation and benefits program is designed to attract, retain and motivate employees to operate and manage our business for the best interests of our stockholders. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, with opportunity for bonuses to reward superior performance, and an equity incentive program.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal year ended December 2007 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 for 2007. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Medical Solutions Management Inc. for the years ended December 31, 2007, and 2006 of those persons who served as our principal executive officer during the year ended December 31, 2007, and our other two most highly compensated executive officers for the year ended

December 31, 2007. We refer to our principal executive officers and the other two highly compensated executive officers throughout this Annual Report collectively as our “named executive officers”.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Brian Lesperance	2007	150,020					6,500	156,520
President, Treasurer and Director	2006	150,020					6,500	156,520
Robert G. Coffill, Jr.	2007	125,000						125,000
Senior Vice President of Field Operation and Secretary and Director	2006	110,808					2,500	113,308
Ross Fine	2007	138,517					6,500	145,017
Vice President of Sale and Marketing	2006	63,673					1,750	65,423

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Brian Lesperance President, Treasurer and Director	0	0	0	N/A	N/A	0	0	0	0
Robert G. Coffill, Jr.(1) Senior Vice President of Field Operation and Secretary and Director	250,000	250,000	0	$0.01	11/30/2015	0	0	0	0
Ross Fine Vice President of Sale and Marketing	0	0	0	N/A	N/A	0	0	0	0

(1)

In connection with the consummation of the merger on December 30, 2005, we assumed the outstanding option agreements of our wholly-owned subsidiary, OrthoSupply. We assumed the presently outstanding option agreement of OrthoSupply issued to Mr. Coffill for 500,000 shares of our common stock.

Employment Contracts

We had an employment agreement with Mr. Lesperance, pursuant to which we agreed to pay him between $150,000 and $225,000 per year, depending upon our yearly gross revenues, plus a $500 per month car allowance. In addition, the employment agreement provides that Mr. Lesperance shall be eligible for an annual bonus targeted at forty percent of his base salary, which shall be paid at the discretion of the board. The agreement provides for the issuance of five percent of the Company’s stock vested monthly over a two year period. Mr. Lesperance agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment agreed not to compete with our business and not to solicit our customers. Mr. Lesperance also agreed to assign to us any inventions development by him during the course of his employment. In the event Mr. Lesperance’s employment is involuntarily terminated, Mr. Lesperance shall receive a lump sum payment equal to twelve months of his then current base salary and continuation of medical and dental benefits for a twelve month period.

Mr. Lesperance’s employment agreement was terminated on January 24, 2008 in connection with his departure from the Company. In connection with his termination, we entered into a Separation Agreement. Pursuant to the Separation Agreement, Mr. Lesperance shall be entitled to receive a payment equal to $175,000 representing an amount equal to twelve (12) months of Mr. Lesperance’s base salary in effect on January 24, 2008 and $20,192 representing Mr. Lesperance’s unpaid and accrued vacation and sick pay which is due and owing to Mr. Lesperance through January 24, 2008, for an aggregate gross payment to Mr. Lesperance of $195,192. All payments shall be made net of any and all applicable taxes and other withholdings and shall be paid within thirty (30) days of January 24, 2008. In addition, we agreed to provide Mr. Lesperance with medical and dental coverage until the first anniversary of the Separation Date.

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

On June 12, 2006, we entered into an employment agreement with Mr. Fine, pursuant to which we have agreed to pay him an annual salary of $115,000 per year, a three percent (3%) commission on accounts identified, approved and closed and a $500 per month car allowance. Mr. Fine agreed not to disclose any of our confidential information, and for a period of one year after the termination of his employment, not to compete with our business and not to solicit our customers. Mr. Fine also agreed to assign to us any inventions developed by him during the course of his employment. Pursuant to the employment agreement, we have agreed to issue to Mr. Fine an option to purchase up to 200,000 shares of our common stock, twenty-five percent (25%) of such shares vesting on the first anniversary date of the grant and twenty-five vesting every year thereafter until all shares have vested and in the event of a change of control of the Company, all unvested shares shall immediately vest. In the event that Mr. Fine’s employment is involuntarily terminated, Mr. Fine shall receive an amount equal to four months of his then base salary, and continuation of his medical benefits for four months.

Director Compensation

Director Compensation

The following table sets forth the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our non-employee directors during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marshall Sterman	$18,200						$18,200
Shadron Stastney	2,800						2,800
David Barnes	3,800						3,800

We do not compensate employee directors for their services as a director. Each non-employee director of the Company receives an annual service fee of $10,000, to be paid in equal quarterly installments throughout the year. Each chair of the Audit Committee and Compensation Committee shall receive $4,000 per year, to be paid in equal quarterly installments. Each non-employee director shall receive $1,000 for attending a Board meeting in person, and $300 for participating in a Board meeting telephonically.

ITEM 11.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, information with respect to the securities holdings of our executive officers, directors and all persons which we, pursuant to filings with the SEC, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon 58,218,007 shares of common stock outstanding as of March 31, 2008. Also set forth in the table is the beneficial ownership of all shares of our outstanding common stock, as of such date, of all officers and directors, individually and as a group.

	Shares of Common Stock Beneficially Owned
Name and Address of Owner	Number		Percent (%)
Patricia Jenkins	11,328,800	(1)	19.46%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Vicis Capital LLC	78,528,896	(2)	81.86%
Tower 56, Suite 700
126 East 56th Street
New York, NY 10022
Lowell Fisher	0		* %
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
EJ McLean	25,000		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
John Hallal (3)	3,724,800		6.39%
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Robert G. Coffill, Jr.	469,000	(4)	*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Ross Fine	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill Street, Suite 4, Marlboro, MA 01752
Marshall Sterman	40,000	(5)	*
c/o Medical Solutions Management Inc.
237 Cedar Hill, Street, Suite 4, Marlboro, MA 01752
David Barnes	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill, Street, Suite 4, Marlboro, MA 01752
Shadron Stastney	0		*
c/o Medical Solutions Management Inc.
237 Cedar Hill, Street, Suite 4, Marlboro, MA 01752
All Directors and Officers as a Group (6 persons)	534,000		*

*	less than one percent

(1)	Based on information set forth in a Schedule 13D filed with the SEC on February 8, 2006.

(2)	Based on information set forth in a Schedule 13D filed with the SEC on December 19, 2007 and a

Form 4 filed on April 3, 2008, reporting transactions that occurred on February 12, 2008. The investment advisor to Vicis Capital Master Fund is Vicis Capital LLC and therefore has voting and dispositive power over all the foregoing shares. For the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to be the beneficial owner of, but hereby disclaims such beneficial ownership of, the foregoing shares. The managing members of Vicis Capital LLC are Shad Stastney, John Succo and Sky Lucus. Mr. Stastney is one of our directors.

(3)	Based on information set forth in a Schedule 13D filed with the SEC on February 7, 2006.

(4)

Includes 250,000 shares pursuant to an option agreement exercisable within 60 days of March 31, 2008. In connection with the consummation of the merger on December 30, 2005, we assumed the outstanding option agreements of our wholly owned subsidiary, Ortho Supply. We have adopted a new option plan, and assumed the option agreements of Ortho Supply issued to Mr. Coffill for 500,000 shares of common stock.

(5)	Includes 40,000 shares of common stock issuable upon the conversion of a warrant.

ITEM 12.	Certain Relationships And Related Transactions, and Director Independence

Board Independence

Our board has considered the independence of its members in light of the independence criteria defined by the applicable NASDAQ Stock Market, Inc. Marketplace Rules (the “NASDAQ Rules”). Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Rules and who the board of directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. In connection with its independence considerations, the board has reviewed Medical Solutions Management’s relationships with organizations with which our directors are affiliated, and has determined that such relationships were generally established in the ordinary course of business and are not material to us, any of the organizations involved, or our directors.

To be considered independent under these standards, the board must determine that a director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director will be not considered independent if he or she, or an immediate family member, has been within the last three years:

•	an executive officer of Medical Solutions Management;

•

a current partner of Medical Solutions Management’s independent registered public accounting firm or a partner or employee of Medical Solutions Management’s independent registered public accounting firm who personally worked on the Medical Solutions Management audit;

•	an executive officer of a public company that has on the compensation committee of its board an executive officer of the Medical Solutions Management;

•

a paid advisor or consultant to Medical Solutions Management receiving in excess of $60,000 per year in direct compensation from Medical Solutions Management (other than fees for service as a director); and

•

an employee (or in the case of an immediate family member, an executive officer) of a company that does business with Medical Solutions Management and the annual payments to or from Medical Solutions Management exceeded the greater of $200,000 or 5% of the other company’s annual gross revenues.

Based on the foregoing, the board has determined that David Barnes, Marshall Sterman and Shad Stastney satisfy the criteria for independence and Robert G. Coffill, Jr., our Senior Vice President of Business Development and Secretary is not independent.

The board has a separately designated Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not have a standing Nominating and Corporate Governance Committee and Compensation Committee. Our board of directors believes, given the stage of the Company’s growth and present size of the board of directors, that the responsibilities and duties customarily delegated to a Nominating and Corporate Governance Committee and a Compensation Committee, should be addressed by the full board, with the independent director making determinations as needed. Our board plans to expand the size of the board as the Company’s growth permits.

Transactions with Related Persons, Promoters and Certain Control Persons

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

In connection with the Securities Purchase and Exchange Agreement, the Company entered into Lock-Up and Leak-Out Agreements with each of Vicis Capital Master Fund, Midtown Partners & Co. LLC, FP Associates, Patricia Jenkins, John Hallal and Brian Lesperance. The Lock-Up and Leak Out Agreement provide that until June 28, 2008, the security holder shall not sell, transfer or otherwise dispose of our securities; provided however, the security holder may consummate sales of up to ten percent of the owned securities during each year of the agreement.

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

In connection with the merger consummated on December 30, 2005, we assumed a Restricted Stock Purchase Agreement with Brian Lesperance, our President, Treasurer and Director, entered into by OrthoSupply Management, Inc. on December 1, 2005. Pursuant to the agreement, we issued to Mr. Lesperance 1,322,200 shares of our common stock for a purchase price of $13,222. The shares are subject to repurchase by us, which repurchase right lapses monthly over a two year period. Under this agreement and Mr. Lesperance’s employment agreement, our repurchase right on any of Mr. Lesperance’s shares of our common stock lapses in full upon a change in control. Mr. Lesperance’s employment with the Company terminated on January 24, 2008. The closing market price of our common stock on December 1, 2005 was $3.00.

On December 21, 2006, we issued a promissory note in the principal amount of $400,000 in favor of Vicis Capital Master Fund. The maturity date of the note is February 21, 2007. Interest accrues under the note at the rate of 5% per annum. We are permitted to prepay principal and interest under the note at any time without penalty. In the event we do not repay all outstanding principal and interest under the note on or before February 21, 2007, the maturity date of the note will be extended to April 21, 2007 and we will be obligated to issue to Vicis a warrant to purchase 2,666,667 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. The closing market price of our common stock on December 21, 2006 was $4.50

On January 18, 2007, we issued a promissory note in the principal amount of $200,000 in favor of Vicis. The maturity date of this note is March 31, 2007 and interest accrues under this note at the rate of 5% per annum. We are permitted to prepay principal and interest under this note at any time without penalty. In the event we do not repay all outstanding principal and interest under this note on or before March 31, 2007, the maturity date of this note will be extended to May 30, 2007 and we will be obligated to issue to Vicis a warrant to purchase 1,333,334 shares of common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. Because we did not repay this note and accrued interest thereon on or before the maturity date of March 31, 2007, the maturity date was automatically extended to May 30, 2007, and the Company issued the warrant in conjunction with the convertible note financing dated April 17, 2007.

On February 20, 2007, we issued a promissory note in the principal amount of $450,000 in favor of Vicis. The maturity date of this note is April 30, 2007. Interest accrues under this note at the rate of 5% per annum. We are permitted to prepay principal and interest under this note at any time without penalty. In the event we do not repay all outstanding principal and interest under this note on or before April 30, 2007, the maturity date of this note will be extended to June 30, 2007 and we will be obligated to issue to Vicis a warrant to purchase 3,000,000 shares of the our common stock, which warrant will have an exercise price of $2.00 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for five years. In connection with the April 17, 2007 transaction described below, this promissory note was repaid.

On March 16, 2007, in connection with a Revolving Line of Credit Agreement with Sovereign Bank, we issued to Vicis Capital Master Fund, one of our principal shareholders, a warrant to purchase 3,060,000 shares of our common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The closing price of our common stock on March 16, 2007 was $3.97.

On April 17, 2007, we entered into a Securities Purchase and Exchange Agreement, or Purchase Agreement, with Vicis and Apogee Financial Investments Inc., or Apogee. Pursuant to the Purchase Agreement, we issued (1) two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of common stock at a conversion price of $0.30 per share, referred to as the Debentures, (2) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and (3) two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years. As consideration for the Debentures and warrants, Vicis surrendered a promissory note in the principal amount of $450,000 issued on February 20, 2007, a promissory note in the principal amount of $200,000 issued on January 18, 2007, and a promissory note in the principal amount of $400,000 issued on December 21, 2006. As consideration for the Debenture and warrants, Apogee surrendered an original discount note in the principal amount of $216,000 issued on November 28, 2006.

On May 18, 2007, we amended our Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased our revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to us is $3,000,000. The Company, Vicis and OrthoSupply, also amended the Guarantee Fee, Reimbursement and Indemnification Agreement, or the Guarantee Amendment pursuant to which we agreed to reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment and issued to Vicis a warrant to purchase 3,060,000 shares of our common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. We also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to us in connection with the transactions described herein. OrthoSupply guaranteed our performance of the additional obligations as a result of Guarantee Amendment. In the event Vicis is required to make any payment under the CTC Amendment or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, we are obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken.

On July 10, 2007, we Company entered into a Warrant and Debenture Amendment Agreement with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman (collectively referred to as the Investors) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis. In exchange for $2,100,000 in cash from Vicis, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 to $.345 to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000 ) ranging from $0.207016 through $0.30 down to $0.10, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,881,089 to 31,220,000 shares. The Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants to the Investors from $0.345 through $1.00 down to $0.20. On July 23, 2007, Vicis exercised warrants to purchase 37,720,001 shares of our common stock for cash proceeds of $377,201.

On October 18, 2007, we entered into a Note Purchase Agreement with Vicis Capital Master Fund, one of our existing shareholders. Pursuant to the Purchase Agreement, we sold to Vicis a convertible note in the original principal amount of $1,500,000 in exchange for $1,500,000. If we complete a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the convertible note.

On November 16, 2007, we entered into an amendment to the Irrevocable Standby Letter of Credit No. 00034 in favor of Sovereign Bank, or Letter of Credit, to change its expiration date from March 15, 2008 to March 15, 2009, or the Letter of Credit Amendment. In connection with this transaction, the Company, OrthoSupply Management, Inc., a wholly-owned subsidiary of the Company, and Vicis Capital Master Fund, the Company’s principal stockholder, entered into a third amendment to that certain Guarantee Fee, Reimbursement and Indemnification Agreement between the Company and Vicis, whereby Vicis consented to the Company’s entering into the Letter of Credit Amendment, which consent was required pursuant to the Guarantee Fee Agreement. Pursuant to the Guarantee Fee Agreement, we agreed to reimburse Vicis for any payment Vicis is required to make under the Letter of Credit. All other terms of the Guarantee Fee Agreement and the Letter of Credit remain the same.

On December 7, 2007, in consideration for Vicis’ consenting in the Third Amendment to the Company’s entering into the Letter of Credit Amendment, we also entered into a Letter Agreement with Vicis. Pursuant to this Letter Agreement, the Company agreed to issue Vicis a warrant for 3,060,000 shares of its common stock, at an exercise price of $.50 per share.

On December 16, 2007, we entered into a note purchase agreement with Vicis Capital Master Fund pursuant to which we issued a promissory note in the principal amount of $1,000,000 in favor of Vicis and a warrant for 2,500,000 shares of the Company’s common stock. We received $1,000,000 in cash in consideration for the issuance of the promissory note and the warrant. The maturity date of the promissory note is December 16, 2008. Interest accrues under the note at the rate of 5% per annum. We are not permitted to prepay principal or interest under the promissory note. Under the note purchase agreement, Vicis has the option to convert the promissory note into equity or convertible debt securities sold by us in connection with a future financing on the terms and conditions of such financing, subject to a discount of 16.67% of the price per security offered by us. Upon such conversion, we shall have no obligations under the promissory note. The exercise price of the warrant is $0.40 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years.

Registration Rights

Pursuant to the terms of the Amended and Restated Rights Agreement dated June 28, 2006, by and among the Company, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital LP, the Company has an obligation to register certain securities with the Securities and Exchange Commission. Specifically, the Company has agreed to register the shares of common stock underlying the warrant issued to Vicis Capital Master Fund, the shares of common stock underlying the debenture issued to Vicis Capital Master Fund, the shares of common stock held by John Hallal and Patricia Jenkins, shares of common stock which Vicis Capital Master Fund may purchase from The Baum Law Firm and the shares of common stock underlying the warrant issued to FP Associates. The Company was obligated to file a Registration Statement by or before July 29, 2006, and to have the Registration Statement declared effective by the SEC by December 6, 2006. The Company filed a Registration Statement on Form SB-2 for the afore-mentioned shares on August 8, 2006. Upon not being declared effective by the SEC, the Company withdrew the Registration Statement (File No. 333-136392) from registration on December 1, 2006. As a result of the Company’s Registration Statement not being declared effective by December 6, 2006, the Company became obligated to pay Vicis an amount equal to one percent of the aggregate principal amount of the debenture issued to Vicis Capital Master Fund, payable, at the election of the Company, in cash or in shares of the Company’s common stock.

On December 16, 2007, the Company and Vicis entered into a Registration Rights Agreement with respect to the shares to be issued upon exercise of the warrant issues on December 16, 2007, whereby Vicis would be allowed to participate in any future registration of the Company’s shares of common stock, subject to the limitations in the agreement.

ITEM 13.	Exhibits

The following exhibits are included as part of this Annual Report of Form 10-KSB.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (filed herewith)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed on April 16, 2007)

**10.1	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.2	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.3	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Annual Report filed on April 16, 2007)

10.4	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.5	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to Exhibit 10.11 to the Annual Report filed on April 16, 2007)

Exhibit No.	Description

10.6	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.7	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form 10-KSB/A filed on November 2, 2007)

10.8	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form 10-KSB/A filed November 2, 2007)

10.9	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.10	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.11	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.12	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.13	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.14	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.15	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.16	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

Exhibit No.	Description

*10.18	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.19	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.20	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.21	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.22	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island Orthopaedic & Sports Medicine, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

10.23	Convertible Senior Secured Debenture due June 28, 2006 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.24	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, or the Supply Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 10-KSB/A filed on November 2, 2007)

10.25	Revolving Line of Credit Agreement dated as of March 16, 2007 by and between the Registrant and Sovereign Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.26	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and between the Registrant, OrthoSupply Management, Inc. and Vicis Capital Master Fund (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.27	Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated as of March 16, 2007 by and between the Registrant, Custodial Trust Company and Vicis Capital Master Fund (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.28	Securities Purchase and Exchange Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.29	Subordination Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

Exhibit No.	Description

*10.30	Management Agreement dated as of April 30, 2007, by and between OrthoSupply Management, Inc. and Deutsche Medical Services, Inc. (incorporated by reference to the Registrant’s Current Report and Form 8-K/A filed with the Commission on November 5, 2007)

10.31	Amendment to the Revolving Line of Credit Agreement, as amended, dated as of May 18, 2007, by and between the Registrant and Sovereign Bank (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.32	Amendment to the Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, dated as of May 18, 2007, by and among the Registrant, OrthoSupply Management, Inc., and Vicis Capital Master Fund (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.33	Amendment to the Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement, as amended dated as of May 18, 2007, by and among the Registrant, Custodial Trust Company and Vicis Capital Master Fund (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.34	Agreement dated as of June 11, 2007, by and among the Registrant and Global Healthcare Recovery Services, LLC (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.35	Warrant and Debenture Amendment Agreement dated as of July 10, 2007 by and amount the Registrant and Nite Capital, L.P. Apogee Financial Investments, Inc. Midtown Partners Co., LLC, Douglas Arnold and Marshall Sterman and Vicis Capital Master fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 12, 2007)

10.36	Third Amendment to Guarantee Fee, reimbursement and Indemnification Agreement dated as of July 10, 2007 by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K filed on July 12, 2007)

10.37	Note Purchase Agreement dated as October 18, 2007 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on October 24, 2007)

10.38	Convertible Promissory Note dated October 18, 2007 issued by Medical Solutions Management Inc. in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on October 24, 2007)

10.39	Third Amendment to Guarantee Fee, Reimbursement and Indemnification Agreement dated as of November 16, 2007 by and among Medical Solutions Management Inc., OrthoSupply Management, Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on November 23, 2007)

10.40	Letter Agreement dated as of November 16, 2007 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on November 23, 2007)

Exhibit No.	Description

10.41	Note Purchase Agreement dated December 16, 2007 between Medical Solutions Management and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.42	Promissory Note issued December 16, 2007 in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.43	Series CS Warrant to Purchase Shares of Common Stock No. CS-13 dated December 16, 2007 issued in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.44	Registration Rights Agreement dated December 16, 2007 between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

31.1	Certification of principal executive officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial and accounting officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential Treatment requested and granted pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, for portions of this exhibit.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.

ITEM 14.	Principal Accountant Fees and Services

Fees Paid to Independent Auditors

The following table sets forth information regarding aggregate fees paid to our independent auditors for the fiscal years ended December 31, 2007 and 2006, respectively:

	2007		2006
Audit Fees	$154,200	(1)	$34,000	(2)
Audit Related Fees	23,775	(3)	0
Tax Fees	0		0
All Other Fees	0		0
Total:	$177,975		$34,000

(1)	Includes the annual audit, quarterly reviews, fees related to assistance with SEC review comments.

(2)	Includes the annual audit, quarterly reviews, and fees related to assistance with SEC registration requirements and review comments.

(3)	Includes assistance with responding to SEC comments.

“Audit Fees” are for assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of the Company’s financial statements. Of the services described in the preceding table, such services rendered to the Company were approved by either the Board of Directors or the Company’s Audit Committee.

The Board of Directors has considered whether the provision of such services, including non-audit services, by Michael Cronin and Wolf & Company, P.C. is compatible with maintaining Michael Cronin and Wolf & Company, P.C.’s independence and has concluded that it is.

To ensure compliance with the SEC’s rules regarding auditor independence, any services to be provided by the Company’s independent auditor must be pre-approved by the Company’s Audit Committee. The Audit Committee reviews and pre-approves on an annual basis various types of services that may be performed by the independent auditor within specified budget limitations and without specific approval of each engagement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Marlboro, Commonwealth of Massachusetts, on the 15th day of April, 2008.

MEDICAL SOLUTIONS MANAGEMENT INC.

By:	/s/ Lowell M. Fisher
Lowell M. Fisher
Title: Interim Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and dates indicated.

Signature	Title	Date

/s/ Lowell M. Fisher Lowell M. Fisher	Interim Chief Executive Officer (Principal Executive Officer)	April 15, 2008

/s/ EJ McLean EJ McLean	Vice President and Controller (Principal Accounting and Financial Officer)	April 15, 2008

/s/ David Barnes David Barnes	Director	April 15, 2008

/s/ Robert G. Coffill, Jr. Robert G. Coffill, Jr.	Director	April 15, 2008

/s/ Shad Stastney Shad Stastney	Director	April 15, 2008

/s/ Marshall Sterman Marshall Sterman	Director	April 15, 2008

MEDICAL SOLUTIONS MANAGEMENT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Medical Solutions Management Inc.

Marlboro, Massachusetts

We have audited the accompanying consolidated balance sheet of Medical Solutions Management Inc. and subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Solutions Management Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses have resulted in an accumulated deficit of $153 million as of December 31, 2007, negative working capital of $2.1 million and in 2007 operating activities consumed $7.8 million of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
April 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

Medical Solutions Management Inc.

Marlboro, Massachusetts

I have audited the accompanying consolidated balance sheet of Medical Solutions Management Inc. as of December 31, 2006 and the related statements of operations; stockholders’ deficiency; and cash flows for the 52 weeks ended December 31, 2006. The financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Solutions Management Inc. as of December 31, 2006 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the period then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s losses have resulted in an accumulated deficit of $4.7 million as of December 31, 2006, and 2006 operating activities consumed $2.9 million in cash. These conditions raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

April 12, 2007

/s/ Michael F. Cronin
Michael F. Cronin Certified Public Accountant Rochester, New York

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,091,939	$353,058
Trade accounts receivable, net	1,254,483	384,250
Other receivables, net	3,603,681	125,213
Inventory	129,152	221,333
Prepaid expenses	26,317	35,946

Total current assets	6,105,572	1,119,800
Property and equipment, net	110,420	102,999
Debt issuance costs, net	159,362	—

Total assets	$6,375,354	$1,222,799

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$650,394	$326,163
Accrued expenses	636,024	435,461
Borrowings under revolving line of credit	3,000,000	—
Convertible notes payable due in less than one year (net of discounts of $599,650)	3,925,350	628,044

Total current liabilities	8,211,768	1,389,668
Long-term Debt:
Convertible notes payable – long term (net of discounts of $316,061)	949,939	998,677

Total Liabilities	9,161,707	2,388,345

Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock – 5,000,000 authorized, $0.001 par value, none issued and outstanding	—	—
Common stock – 200,000,000 authorized, $0.0001 par value, 58,218,007 and 20,446,729 issued and outstanding at December 31, 2007 and 2006, respectively	5,822	2,045
Additional paid in-capital	150,674,080	3,568,728
Accumulated deficit	(153,466,255)	(4,736,319)

Total Stockholders’ Deficiency	(2,786,353)	(1,165,546)

Total Liabilities and Stockholders’ Deficiency	$6,375,354	$1,222,799

See the Reports of Independent Registered Public Accounting Firms and Notes to the Consolidated Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue:
Medical products revenue	$2,333,095	$861,987
Service revenue	1,415,947	151,513

Total revenue	3,749,042	1,013,500

Cost of Revenue:
Cost of medical products	1,604,600	635,342
Cost of services	1,206,266	148,486

Cost of Revenue	2,810,866	783,828

Gross Profit	938,176	229,672
% of Revenue	25.0%	22.7%
Selling, General and Administrative Expenses	4,782,179	3,139,486

Operating Loss	(3,844,003)	(2,909,814)

Other Income (Expense):
Interest income	24,482	15,661
Interest expense	(884,588)	(1,063,023)
Revolving line of credit financing expense	(22,830,568)	—
Note extension expense	(8,676,888)	—
Debt extinguishment loss	(112,513,239)	—

Other (Expense), net	(144,880,801)	(1,047,362)

Loss Before Income Taxes	(148,724,804)	(3,957,176)
Provision for income taxes	5,132	669

Net Loss	$(148,729,936)	$(3,957,845)

Basic and Diluted Net Loss Per Common Share	$(3.87)	$(0.19)

Weighted Average Common Shares Outstanding (Basic and Diluted)	38,453,735	20,458,686

See the Reports of Independent Registered Public Accounting Firms and Notes to the Consolidated Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2007 and 2006

	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Total
Balance at December 31, 2005	19,741,146	$1,974	$119,663	$(13,222)	$(778,474)	$(670,059)
Receipt of common stock subscriptions	—	—	—	13,222	—	13,222
Acquisition of treasury shares through contributed capital	—	—	508,326	—	—	508,326
Retirement of treasury shares	(1,694,419)	(169)	(508,156)	—	—	(508,326)
Conversion of redeemable preferred to common	2,340,002	234	1,346,321	—	—	1,346,555
Stock issued for services @ $0.25 per share	60,000	6	14,994	—	—	15,000
Fair value of warrants issued for services	—	—	87,581	—	—	87,581
Impact of beneficial conversion feature	—	—	791,972	—	—	791,972
Warrants issued as loan inducement	—	—	1,208,027	—	—	1,208,027
Net Loss	—	—	—	—	(3,957,845)	(3,957,845)

Balance at December 31, 2006	20,446,729	2,045	3,568,728	—	(4,736,319)	(1,165,546)
Shares issued upon exercise of warrants and options	37,771,278	3,777	373,670	—	—	377,447
Fair value of warrants issued in conjunction with note extensions	—	—	8,676,888	—	—	8,676,888
Relative fair value of warrants and beneficial conversion feature on convertible notes payable	—	—	1,266,000	—	—	1,266,000
Incremental fair value of warrants modified in conjunction with debt extinguishment	—	—	9,267,179	—	—	9,267,179
Incremental fair value of other investor warrants modified in conjunction with debt extinguishment	—	—	254,978	—	—	254,978
Relative fair value of warrants issued in conjunction with convertible notes payable	—	—	529,190	—	—	529,190
Fair value of embedded conversion feature in conjunction with debt extinguishment	—	—	103,906,879	—	—	103,906,879
Fair value of warrants issued in conjunction with revolving line of credit	—	—	22,830,568	—	—	22,830,568
Net loss	—	—	—	—	(148,729,936)	(148,729,936)

Balance at December 31, 2007	58,218,007	$5,822	$150,674,080	$—	$(153,466,255)	$(2,786,353)

See the Reports of Independent Registered Public Accounting Firms and Notes to the Consolidated Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(148,729,936)	$(3,957,845)
Adjustments required to reconcile net loss to cash flows from operating activities:
Increase in allowance for doubtful accounts	130,771	60,635
Depreciation and amortization	59,261	39,401
Stock and options issued for services	—	102,581
Non-cash interest expense related to amortization of debt discounts and debt issuance costs	550,193	1,001,721
Fair value of warrants issued for revolving line of credit financing	22,830,568	—
Fair value of warrants issued for extension on maturity of convertible notes	8,676,888	—
Debt extinguishment loss	112,513,239	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(1,001,004)	(318,529)
Other receivables	(3,478,468)	(125,213)
Inventory	92,181	(112,296)
Prepaid expenses	9,629	(8,427)
Accounts payable	324,231	8,172
Accrued expenses	200,563	389,641

Net cash used by operating activities	(7,821,884)	(2,920,159)

Cash Flows from Investing Activities:
Purchase of property and equipment	(66,682)	(39,745)

Net cash used by investing activities	(66,682)	(39,745)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	2,500,000	2,000,000
Proceeds from issuance of common stock	—	13,222
Proceeds from other notes payable	650,000	600,000
Proceeds from debt modification	2,100,000	—
Proceeds from borrowings under revolving line of credit	3,000,000	—
Proceeds from the exercise of common stock options and warrants	377,447	—
Net cash provided by financing activities	8,627,447	2,613,222

Net Increase (Decrease) In Cash and Cash Equivalents	738,881	(346,682)
Cash and Cash Equivalents - Beginning	353,058	699,740

Cash and Cash Equivalents - Ending	$1,091,939	$353,058

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,323	$—

Cash paid for income taxes	$5,132	$669

Supplemental disclosure of non-cash transactions:
Fair value of common stock warrants issued for services	$—	$87,581

Fair value of common stock warrants issued for interest expense	$—	$1,208,028

Fair value of discount to convertible debenture arising from computed beneficial conversion feature	$—	$791,972

Relative fair value of warrants and beneficial conversion feature related to convertible notes payable	$1,266,000	$—

Incremental fair value of modified warrants recorded as debt issuance costs and additional paid-in capital	$254,978	$—

Incremental fair value of modified warrants recorded as debt extinguishment loss and additional paid-in capital	$9,267,179	$—

Fair value of embedded conversion feature of modified debentures recorded as debt extinguishment loss and additional paid-in capital	$103,906,879	$—

Adjustment of debenture carrying value to fair value recorded as debt extinguishment loss	$1,439,181	$—

Relative fair value of warrants issued in conjunction with convertible notes payable	$529,190	$—

See the Reports of Independent Registered Public Accounting Firms and Notes to the Consolidated Financial Statements.

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1. Organization, Basis of Presentation and Going Concern

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

OrthoSupply Management, Inc. acts as Medical Solutions Management Inc.’s operating company and Medical Solutions Management Inc. is the parent holding company, and sole stockholder, of OrthoSupply Management, Inc. Prior to consummation of the merger, Medical Solutions Management Inc. had no existing operations effective as of January 14, 2003. OrthoSupply Management, Inc., our wholly-owned subsidiary, has generated revenue from its operations since its inception in February 2005. The discussion below focuses upon OrthoSupply Management, Inc.’s financial condition, results of operations and liquidity and capital resources

We are a provider of orthopedic and podiatric durable medical equipment, specializing in the provision of services using our turnkey program. Through our turnkey program, we enable orthopedic and podiatric practices to dispense an array of durable medical equipment, or DME, directly to their patients during office visits. The system, which is transportable to other types of medical practices, also provides billing services, inventory management and insurance verifications.

Accounting Period: The Company’s fiscal year is on a calendar year basis consisting of four thirteen week quarters with the last month in each quarter being five weeks. The fiscal years ended December 31, 2007 and 2006 include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary Ortho Supply Management, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Going Concern: The Company’s losses have resulted in an accumulated deficit of $153 million as of December 31, 2007, negative working capital of $2.1 million and in 2007 operating activities consumed $7.8 million of cash. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s main objectives for the next year are to continue to finance the Company and to focus on expanding revenue in key locations across the country. The Company is currently pursuing additional follow-on financing to support current working capital needs and potential acquisitions. The Company is managing its expenses in order to minimize cash burn rate and to achieve cash flow positive operations. However, the Company expects to require new financings in 2008. Through these financings, the Company hopes to expand the business organically and through acquisition.

The Company’s plan for organic growth for fiscal year 2008 includes increasing our sales with existing customers through on-site assessments of their operations along with expanding our client base in the markets we currently operate. The plan includes support programs for the sales efforts including marketing, communications and program literature. We plan to maintain our current sales force of 5 regional sales people and maximizing growth in their respective regions.

The Company plans to hire additional field support resources to enhance the effectiveness of our services and support the growth in new clinics during 2008. From time to time, the Company also engages outside consultants to assist us with marketing, advertising and web development. The Company expects these

(See the reports of the independent registered public accounting firms)

additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. The Company also plans to increase our resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control.

The Company does not anticipate devoting our resources to research and development in fiscal year 2008. The Company intends to continue adding to its product and service offerings that will generate new revenue opportunities, including but not limited to strategic acquisitions and mergers.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The Company considers the valuation allowances for accounts receivable and inventory, the realizability of deferred tax assets and the fair value of share-based payments to be material accounting estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Our financial instruments consist of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, accrued expenses, and the revolving line of credit. The fair value of the contingently convertible debt approximates its face value of $2,500,000. The fair value of the convertible notes payable, with a face value of $3,266,000, based on the fair value of the underlying common stock as of December 31, 2007, is approximately $17,171,000. The fair value of these instruments approximates their recorded value. We do not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of December 31, 2007.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. We perform ongoing credit evaluations of customers and generally do not require collateral from our customers. We review accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We establish a general reserve based on percentages applied to certain customers and accounts receivable aging categories. These percentages are based on management’s judgment and historical collection and write-off experience. We include any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on our best estimate, we believe the allowance for doubtful accounts of $203,434 and $72,663 at December 31, 2007 and 2006, respectively, is adequate as presented. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular discipline or geographic area. A summary of concentrations in sales and accounts receivable as of and for the year ended December 31, 2007 is as follows:

	Customer
	A	B	C
Accounts Receivable	18%	9%	7%
Sales	17%	10%	5%

(See the reports of the independent registered public accounting firms)

We do not manufacture the products that we provide to our customers. Instead, we rely on manufacturers and other suppliers for these products. We submit purchase orders for the products to one of our manufacturers or suppliers. Our manufacturers and suppliers have no written contractual obligation to accept any purchase order that we submit for customer product orders. If any of these parties are unable or unwilling to supply these products to us, we would be unable to distribute our products until a replacement supplier could be found. A summary of concentration in purchases and accounts payable as of and for the year ended December 31, 2007 is as follows:

	Vendor
	A	B	C
Accounts Payable	17%	3%	6%
Purchases	21%	22%	17%

Other Receivables: Other receivables consist of third party claims for pharmaceuticals dispensed by physicians under workers compensation. These claims are acquired from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. The Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims. The claims are recorded at cost to the Company.

Inventories: Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of purchased medical products. At December 31, 2007 and 2006, inventory is net of allowances for excess and obsolete inventory of $96,732 and $53,947, respectively.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally 3-5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may be recoverable. No impairment charges were recorded in any period presented.

Revenue Recognition: Our principal sources of revenues are from the sale of medical products and from providing related management services. Our revenue recognition policies comply with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when

(See the reports of the independent registered public accounting firms)

persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectability is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time performance is completed. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

Our sources of revenue are the sale of products and services.

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

Product sales are made without the right of return. However, the Company has established a business practice of accepting product returns under certain circumstances. The Company provides for estimated sales returns when the underlying sale is made, based upon historical experience and known events or trends, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists”. The Company is able to reasonably estimate returns due to the relatively short time period during which the Company generally accepts returns, the Company’s historical experience with similar types of sales of similar products and a large volume of homogenous transactions. For all periods presented, actual returns and reserves for estimated returns have been immaterial.

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes all shipping and handling billings to customers in revenue, and freight costs incurred for product shipments have been included in cost of products sold.

Sales of services—sales of third party billing and collection services and Physician Extenders services:

•	Billing and Collection services model-The Company also provides certain clinics with third party billing and collection services. Under this program, the Company provides clinics with patient

(See the reports of the independent registered public accounting firms)

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

•

Physician Extenders (PE) services model- PE’s are generally Certified Athletic Trainers. These health care professionals are employed by the Company but work on site at one or more clinics. They assist the clinic in DME dispensing, inventory management, injury evaluation, prevention and rehabilitation. The Company charges a contractually agreed upon flat fee to the clinic for this service. The fee is invoiced monthly. Related fee revenue is recognized at the end of each month that the service has been provided and costs are included in cost of sales. Contract terms are generally the same as those of Billing and Collection services.

•

Pharmacy Claims Servicing Revenue— The Company acquires dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. Under the arrangement, the Company pays the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156 , Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, the Company’s wholly owned operating company. The claim assets are recorded in Other Receivables, separately from our trade receivables, at the Company’s cost. The Company earns servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and the amount paid by the Company for that claim.

Advertising Costs: We expense advertising costs as incurred. Advertising expense was $0 and $28,076 for the years ended December 31, 2007 and 2006, respectively.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when

(See the reports of the independent registered public accounting firms)

the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not be realized and have provided a valuation allowance against our net deferred tax asset.

The Company is primarily subject to U.S. federal and Massachusetts state income tax. Tax years subsequent to 1999 remain open to examination by U.S. federal and state tax authorities.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

Registration Rights: We apply FASB Staff Position (“FSP”) EITF No. 00-19-2. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration rights agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

Accounting for Stock-Based Employee Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under SFAS No. 123(R), the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award. As permitted under SFAS No. 123, prior to January 1, 2006, the Company used the intrinsic-value based method pursuant to APB No. 25 to account for all of its employee stock-based compensation plans and used the fair value method, described in SFAS No. 123 and Emerging Issues Task Force No. 96-18 to account for all nonemployee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148, required companies using the intrinsic-value method under APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

Under the modified prospective approach, compensation cost is recognized beginning with the effective date (January 1, 2006) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. The Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, therefore that change has no impact on the Company’s financial statements.

As permitted under SFAS No. 123(R), we have elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option.

Earnings (Loss) per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

(See the reports of the independent registered public accounting firms)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of basic and diluted loss per share because to do so would have been antidilutive for the periods presented include options, warrants and convertible debt. Such securities totaled 42,989,735 and 34,763,424 shares at December 31, 2007 and 2006, respectively.

Reclassifications: Certain amounts reported in the previous periods have been reclassified to conform to the 2007 presentation

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (revised) (No. 141 R), “Business Combinations.” This Statement replaces FASB Statement No. 141, and applies to all business entities that previously used the pooling-of-interests method of accounting for some business combinations. Under Statement No. 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognize the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired, at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS No. 141R makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008. It may not be applied prior to that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently reviewing the impact, if any, that this new accounting standard will have on their financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective as of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced

(See the reports of the independent registered public accounting firms)

disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

3. Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Life	2007	2006
Office equipment	3 years	$25,158	$17,680
Furniture	5 years	29,785	23,751
Computer equipment	3 years	162,180	109,010

		217,123	150,441
Less accumulated depreciation		(106,703)	(47,442)

Net		$110,420	$102,999

Depreciation expense for the years ended December 31, 2007 and 2006 was $59,261 and $39,401, respectively.

4. Commitments and Contingencies

Litigation: On December 28, 2007, the Company was sued by a former consultant for professional services it claims to have provided to the Company and is seeking $180,000. The Company disputes the claim and intends to defend itself vigorously.

Facilities: The Company’s operations are primarily conducted at our corporate offices located at its Marlboro, MA location. We lease this facility under an agreement expiring on February 28, 2009 that requires a monthly rental of $3,721. The Company also has a business development office at an Andover, MA location. The term of this lease is for two years ending on June 30, 2008 at a monthly rental of $1,050. In November 2007, the Company expanded at its corporate office location and entered into a lease agreement through October 31, 2008 at a monthly rate of $2,995.

Employment Agreements: We employ certain key personnel under “at will” employment agreements that may be terminated by either party at will with proper notification. Current obligations over the next twelve months under these agreements, not included in the table below, collectively total approximately $404,000. We also have contractual employment agreements with certain employees which are included in the table below (see also Note 10).

Future commitments are summarized as follows:

	Classification
	Office Leases	Employment Agreements
2008	$82,307	$135,000
2009	7,723	45,000

Total	$90,030	$180,000

5. Accrued Expenses

Significant items classified on the accompanying balance sheets as accrued expenses are as follows:

	2007	2006
Professional fees	$23,101	$93,283
Interest	304,223	61,303
Liquidated damages payable	160,000	160,000
Payroll	101,438	63,221
Other	47,262	57,654

	$636,024	$435,461

(See the reports of the independent registered public accounting firms)

6. Income Taxes

The Company has approximately $7.5 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value of the loss carry-forwards available to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2007	2006
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$—	$—
State	—	—

Total currently payable	—	—

Deferred:
Federal	1,275,000	912,000
State	394,000	282,000

Total deferred	1,669,000	1,194,000
Less increase in allowance	(1,669,000)	(1,194,000)

Net deferred	—	—

Total income tax provision (benefit)	$—	$—

	2007	2006
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$3,018,000	$1,346,000
Deferred tax asset arising from options issued for services	—	35,000
Deferred tax asset arising from allowance for doubtful accounts	84,000	53,000
Future tax benefits arising from accrued expenses	4,000	—
Future tax liability arising from amortizable and depreciable assets	(7,000)	(4,000)

Total	3,099,000	1,430,000
Less valuation allowance	(3,099,000)	(1,430,000)

Net deferred	$—	$—

In the years ended December 31, 2007 and 2006, the valuation allowance increased by $1,669,000 and $1,194,000, respectively. Utilization of federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company believes that at least one such ownership change has occurred and that the Company’s usage of net operating losses may be limited. This may result in the expiration of net operating loss and tax credit carry forwards before full utilization.

7. Revolving Line of Credit

On March 16, 2007, the Company entered into a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $1,500,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR

(See the reports of the independent registered public accounting firms)

rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. At December 31, 2007 the interest rate on the revolving line of credit was 5.25%. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12.

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

Also on March 16, 2007, Medical Solutions Management Inc., Vicis and OrthoSupply Management, Inc. (“OrthoSupply”), a wholly-owned subsidiary of Medical Solutions Management Inc., entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement and issued to Vicis a warrant to purchase 3,060,000 shares of the Company’s common stock, which warrant is exercisable for five years at a per share exercise price of $1.00. The Company also issued a warrant to purchase 153,000 shares of its common stock, which warrant is exercisable for five years at a per share exercise price of $1.00, to Midtown Partners & Co., LLC (“Midtown”) for services rendered to the Company in connection with the transactions described herein. OrthoSupply guaranteed the Company’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis it is obligated to issue to Vicis and Midtown warrants to purchase a number of shares of common stock equal to 200% (in the case of Vicis) and 10% (in the case of Midtown) of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

The warrants, issued on March 16, 2007, to purchase an aggregate of 3,213,000 shares, were estimated to have a fair value of $11,471,023. The Company evaluates and accounts for such securities in accordance with Emerging Issues Task Force (“EITF”) Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance (see Note 9). The fair value of these warrants was recorded as additional paid-in capital and revolving line of credit financing expense in the quarter ended March 31, 2007.

On May 18, 2007, the Company amended its Line of Credit Agreement with Sovereign Bank pursuant to which Sovereign Bank increased the Company’s revolving line of credit by an additional principal amount of $1,500,000, so that the aggregate principal amount available to the Company is $3,000,000.

In connection with the amendment to the Line of Credit Agreement with Sovereign Bank, CTC increased the irrevocable letter of credit previously issued in favor of Sovereign Bank to an aggregate amount of $3,060,000, which letter of credit expires on March 15, 2008. In addition, the Company, CTC and Vicis amended Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Amendment”) pursuant to which the Company agreed to reimburse CTC for any additional payments CTC is required to make as a result of the amendment to the letter of credit it issued in favor of Sovereign Bank. Vicis guaranteed the Company’s performance of the additional obligations as a result of the CTC Amendment and therefore deposited certain of its assets with CTC.

The Company, Vicis and OrthoSupply, also amended the Guarantee Fee, Reimbursement and Indemnification Agreement (“Guarantee Amendment”) pursuant to which the Company agreed to reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment and issued to

(See the reports of the independent registered public accounting firms)

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

The warrants, issued on May 18, 2007, to purchase an aggregate of 3,213,000 shares, were estimated to have a fair value of $10,023,853. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrants was calculated using the Black Scholes Option Pricing model as of the date of issuance (see Note 9). The fair value of these warrants was recorded as additional paid-in capital and revolving line of credit financing expense in the quarter ended June 30, 2007.

On November 16, 2007, the Company entered into an amendment to the Irrevocable Standby Letter of Credit in favor of Sovereign Bank to change its expiration date from March 15, 2008 to March 15, 2009 (the “Letter of Credit Amendment”). In connection with this transaction, the Company, OrthoSupply Management, Inc., a wholly-owned subsidiary of the Company, and Vicis Capital Master Fund, the Company’s principal stockholder, entered into a third amendment (the “Third Amendment”) to that certain Guarantee Fee, Reimbursement and Indemnification Agreement between the Company and Vicis (as amended from time to time, the “Guarantee Fee Agreement”), whereby Vicis consented to the Company’s entering into the Letter of Credit Amendment, which consent was required pursuant to the Guarantee Fee Agreement. Pursuant to the Guarantee Fee Agreement, the Company has agreed to reimburse Vicis for any payment Vicis is required to make under the Letter of Credit. All other terms of the Guarantee Fee Agreement and the Letter of Credit remain the same.

On November 16, 2007, in consideration for Vicis’ consenting to the Third Amendment to the Company’s entering into the Letter of Credit Amendment, the Company also entered into a Letter Agreement with Vicis. Pursuant to this Letter Agreement, the Company agreed to issue Vicis a warrant for 3,060,000 shares of its common stock, at an exercise price of $.50 per share, immediately upon the filing and subject to the effectiveness of an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of the Company’s authorized shares of common stock from 100,000,000 to 200,000,000. The Company evaluates and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 (Superseded by FSP EITF 00-19-2) and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The estimated fair market value of the warrant was calculated to be $1,335,692 using the Black Scholes Option Pricing model as of the date of issuance (see Note 9).

Pursuant to the terms of the Guarantee Amendment, if the Company does not timely reimburse Vicis for any additional payments Vicis is required to make as a result of the CTC Amendment, the Company is obligated to issue to Vicis additional warrants to purchase a number of shares of common stock equal to 200% of the value of payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00. If the Registrant does not timely reimburse Vicis any payments Vicis is required to make pursuant to the CTC Amendment, the Company is also obligated to issue a number of shares of common stock to Midtown equal to 10% of the value of the payments required of Vicis, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

Interest expense on the Sovereign Bank revolving line of credit was approximately $101,000 for the year ended December 31, 2007. At December 31, 2007, the Company had an outstanding balance of $3,000,000 under this revolving line of credit.

(See the reports of the independent registered public accounting firms)

8. Notes Payable

Convertible Notes Payable - $2,000,000 Vicis Capital Master Fund

On June 28, 2006, the Company entered into a Securities Purchase and Exchange Agreement (the “SPA”) with Vicis. This SPA affirmed that the financing was a private placement to accredited investors and accordingly exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, Vicis purchased a Senior Secured Convertible Note (“2006 Note”) in aggregate the principal amount of which was $2,000,000 together with warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of our common stock. The Company also entered into a Security Agreement dated June 28, 2006 by and between the Company and Vicis (the “Security Agreement”), pursuant to which the 2006 Note is secured by substantially all of the assets of the Company, including our intellectual property.

The Warrants permit Vicis to purchase 8,000,000 shares of common stock at an exercise price of $0.375 per share and to purchase 8,000,000 shares of common stock at an exercise price of $0.345 per share and are exercisable from June 28, 2006 until June 28, 2011. The Warrants contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

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

The 2006 Note contains customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the 2006 Note are described below and include breaches of the Company’s obligations under the 2006 Note and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $250,000 and certain bankruptcy events. Upon an event of default, all outstanding principal plus all accrued and unpaid interest become immediately due and payable. As of December 31, 2007, the Company is not in default on any of its debt covenants.

Material events that would cause default under the 2006 Note include:

•	failure to pay principal or any premium on any 2006 Note when due;

•	failure to pay any interest, late fees or liquidated damages on any 2006 Note after a period of ten business days;

•	failure to perform other covenants under any 2006 Note that is not cured by thirty-five days after notice;

(See the reports of the independent registered public accounting firms)

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

The Company allocated the $2,000,000 proceeds to the 2006 Note and Warrants based on the relative fair value of the two instruments. The fair value of the Warrants was determined using the Black-Scholes option pricing model (see Note 9). The fair value of the 2006 Note was determined based on a number of factors including the fair value of the common stock into which the 2006 Note could convert, the terms of the 2006 Note and the terms of other commercially available debt. Based on this analysis, the proceeds were allocated as follows:

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

The discount arising from the allocation of a portion of the proceeds to the equity component based upon relative fair value is being amortized to interest expense over the term of the 2006 Note using the effective yield method. The Company recorded non-cash interest expense related to the amortization of this discount of approximately $259,000 and $209,351 for the years ended December 31, 2007 and 2006, respectively.

(See the reports of the independent registered public accounting firms)

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

Liquidated damages are paid in cash or unregistered shares, at our discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the 2006 Note and are capped at 8% and a maximum period of eight (8) months. In accordance with FSP EITF 00-19-2, at December 31, 2006, the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. The Company estimated the penalty amount to be $160,000, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement, and recognized the related contingent liability and expense for this amount. As of December 31, 2007, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

Interest expense on the 2006 Note was approximately $127,000 and $60,755 for the years ended December 31, 2007 and 2006, respectively.

Convertible Notes Payable - $1,266,000 Vicis and Apogee Financial Investments

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (“Purchase Agreement”) with Vicis and Apogee Financial Investments Inc. (“Apogee”). Pursuant to the Purchase Agreement, the Company issued (1) two 6% convertible senior secured debentures in the aggregate principal amount of $1,266,000 convertible into shares of the Company’s common stock at a conversion price of $0.30 per share (the “Debentures”), (2) two warrants to purchase an aggregate of 4,220,000 shares of the Company’s common stock at an exercise price of $0.345 per share and (3) two warrants to purchase an aggregate of 4,220,000 shares of the Company’s common stock at an exercise price of $0.375 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years.

As consideration for the Debentures and warrants, Vicis surrendered a promissory note in the principal amount of $450,000 issued on February 20, 2007, a promissory note in the principal amount of $200,000 issued on January 18, 2007, and a promissory note in the principal amount of $400,000 issued on December 21, 2006.

(See the reports of the independent registered public accounting firms)

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

The Company allocated the $1,266,000 principal of promissory and original discount note to the Debentures and warrants based on the relative fair value of the instruments. The fair value of the warrants was determined using the Black-Scholes option pricing model (see Note 9). The fair value of the Debentures was determined based on a number of factors including the fair value of the common stock into which the Debentures could convert, the terms of the Debentures and the terms of other commercially available debt. Based on this analysis, the proceeds were allocated as follows:

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

In accordance with EITF Issue No. 00-27, Issue #6, the discounts arising from the allocation of a portion of the proceeds to the warrants based upon relative fair value and the beneficial conversion feature are being amortized to interest expense over the stated term of the Debentures using the effective yield method. The Company recorded non-cash interest expense related to the amortization of these discounts of approximately $52,000 for the year ended December 31, 2007.

On July 10, 2007, the Vicis Debentures were modified (see Warrant and Debenture Agreement below).

A schedule of accretion of the carrying value of the Apogee Debentures and corresponding amortization of the discounts is as follows:

Face amount of note	$216,000
Discount on face value	(209,311)

Carrying value after the July 2007 Agreement	6,689
Amortization of discount through December 31, 2007	10,355

Carrying value at December 31, 2007	$17,044

On April 17, 2007, the Company also issued to Vicis an additional warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis in order to satisfy the extension requirement of the promissory notes issued to Vicis on December 21, 2006 in the principal amount of $400,000 and the promissory note issued on January 18, 2007 in the principal amount of

(See the reports of the independent registered public accounting firms)

$200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively (see Other Notes Payable below). The estimated fair market value of the warrant was calculated to be $8,676,888 using the Black Scholes Option Pricing model as of the date of issuance (see Note 9) and recognized in Note Extension Expense and additional paid-in capital in the year ended December, 31, 2007.

Interest expense on the Debentures was approximately $58,000 for the year ended December 31, 2007.

Convertible Notes Payable - $1,500,000 Vicis

On October 18, 2007, the Company issued a convertible note in the principal amount of $1,500,000 to Vicis. The maturity date of the note is October 12, 2008 and bears interest on the principal amount outstanding and unpaid from time to time at a rate of 10% per annum from the date hereof until paid in full. Interest shall be calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and shall accrue and be payable upon the maturity date or, thereafter, if any amounts are due and owing by the Company under this Note, then upon demand. The Company received $1,500,000 as consideration for the convertible note. If the Company completes a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. This note is only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the note will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved.

Interest expense on the note was approximately $33,000 for the year ended December 31, 2007.

Convertible Notes Payable - $1,000,000 Vicis

On December 16, 2007, the Company entered into a note purchase agreement with Vicis Capital Master Fund (“Vicis”) pursuant to which the Company issued a promissory note in the principal amount of $1,000,000 in favor of Vicis and a warrant for 2,500,000 shares of the Company’s common stock. The Company received $1,000,000 in cash in consideration for the issuance of the promissory note and the warrant. The maturity date of the promissory note is December 16, 2008. Interest accrues under the note at the rate of 5% per annum. The Company is not permitted to prepay principal or interest under the promissory note. Under the note purchase agreement, Vicis has the option to convert the promissory note into equity or convertible debt securities sold by the Company in connection with a future financing on the terms and conditions of such financing, subject to a discount of 16.67% of the price per security offered by the Company. Upon such conversion, the Company shall have no obligations under the promissory note. The exercise price of the warrant is $0.40 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. The Company and Vicis also entered into a Registration Rights Agreement with respect to the shares to be issued upon exercise of the warrant, whereby Vicis would be allowed to participate in any future registration of the Company’s shares of common stock, subject to the limitations in the agreement.

The Company allocated the $1,000,000 principal of promissory and original discount note to the Debentures and warrants based on the relative fair value of the instruments. The fair value of the warrants was determined using the Black-Scholes option pricing model (see Note 9). The fair value of the Debentures was determined based on a number of factors including the fair value of the common stock into which the Debentures could convert, the terms of the Debentures and the terms of other commercially available debt. Based on this analysis, the proceeds were allocated as follows:

Debentures	$470,810
Warrants	529,190

Gross proceeds	$1,000,000

The Debentures are only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the Debentures will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved.

(See the reports of the independent registered public accounting firms)

A schedule of the carrying value of the Vicis Debentures and corresponding amortization of the discount is as follows:

Face amount of note	$1,000,000
Discount on face value	(529,190)

Carrying value after the July 2007 Agreement	470,810
Amortization of discount through December 31, 2007	14,981

Current carrying value at December 31, 2007	$485,791

Interest expense on the note was approximately $2,000 for the year ended December 31, 2007.

Other Notes Payable

On November 28, 2006, the Company issued an unsecured promissory note in the original principal amount of $216,000 in exchange for $200,000 in cash. The original principal amount of this note is payable at maturity, May 15, 2007, after which time interest will accrue at 18% per annum. This note may be converted to common stock, at the election of the holder, upon the completion of qualified financing of at least $2.5 million. The conversion formula will be set at the time the qualified financing terms are determined.

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

On April 17, 2007, the Other Notes Payable above were surrendered in consideration of the Debentures and warrants (see Convertible Notes Payable – $1,266,000 Vicis and Apogee Financial Investments above). Interest expense on Other Notes Payable was approximately $15,000 and $3,200 for the year ended December 31, 2007 and 2006, respectively.

(See the reports of the independent registered public accounting firms)

Warrant and Debenture Agreement

On July 10, 2007, the Company entered into a Warrant and Debenture Amendment Agreement (the “July 2007 Agreement”) with Nite Capital, L.P., Apogee Financial Investments, Inc., Midtown Partners & Co., LLC, Douglas Arnold and Marshall Sterman (collectively, the “Investors”) and Vicis to amend the outstanding warrants and debentures previously issued to the Investors and Vicis. In exchange for $2,100,000 in cash from Vicis, the Company agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from prices ranging from $2.00 to $.345 to $0.01 per share and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 to $0.30 down to $0.10 per share, as well as eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the Vicis debentures can be converted from 13,161,088 to 30,500,000 shares. The July 2007 Agreement also provided for the reduction of the warrant exercise price of the outstanding warrants to the Investors ranging from $0.345 to $1.00 down to $0.20 per share.

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

The Company determined the fair value of the embedded beneficial conversion feature of the amended debentures using the Black-Scholes option pricing model and assumptions consistent with those described in Note 9. The fair value of the Company’s common stock as of the modification date, for purposes of the Black-Scholes calculation, was based on the most recent closing price of $3.50 per the OTC Bulletin Board. Based on this analysis, the Company calculated the fair value of the embedded beneficial conversion feature to be approximately $103,906,879. This amount was recorded as an Extinguishment Loss and as additional paid-in capital. The Company performed an analysis of the embedded conversion feature in accordance with EITF Issue No. 00-19 and concluded that it was appropriately recorded as equity rather than as a liability.

The Company estimated the fair value of the debentures (after bifurcation of the embedded conversion feature) using probability weighted estimates of market interest rates. The estimated market interest rates took into consideration the Company’s risk profile, including its credit worthiness, its stage of development, its available collateral, its cash flow and other factors the Company expects a commercial lender would consider. The Company estimated the market interest rate to range from 12% to 18% and determined a probability weighted market interest rate of approximately 15%. The market interest rate was used to calculate, using a net present value analysis, the fair value of the amended debentures. The Company determined that the fair value of the amended debentures (with a total face value of $3,050,000) was approximately $2,729,460. The difference between the fair value of the debentures and the carrying value of the debentures on the date of the modification (approximately $1,290,279) was recorded as an Extinguishment Loss. The resulting discount on the debentures is being amortized to interest expense, using the effective interest method, over the remaining term of the debentures.

The cash of $2,100,000 received from Vicis in connection with the July 2007 Agreement was considered a fee received by the Company from the creditor and, in accordance with EITF Issue No. 96-19 paragraph 6, was net against the Extinguishment Loss. The increase in the fair value of the Vicis warrants as determined on July 10, 2007 using the Black-Scholes option pricing model and assumptions consistent with those described in Note 9 was considered a fee paid to the creditor by the Company and, in accordance with EITF Issue No 96-19 paragraph 6, was recorded as an Extinguishment Loss and as additional paid-in capital. The increase in the fair value of the Vicis warrants was estimated to be $9,267,179.

(See the reports of the independent registered public accounting firms)

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

The increase in the fair value of the Investor warrants as determined on July 10, 2007 was considered a cost incurred with third parties directly related to the modification and was capitalized as debt issuance costs, in accordance with EITF Issue No. 96-19 paragraph 6, and as additional paid-in capital. The debt issuance costs are being amortized to interest expense over the life of the amended debentures. The increase in the fair value of the Investor warrants was estimated to be approximately $255,000. Non-cash interest expense related to the amortization of debt issuance costs was approximately $95,000 in the year ended December 31, 2007.

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

A schedule of the carrying value of the 2006 Note and corresponding amortization of the discount is as follows:

Face amount of note	$2,000,000
Discount on face value	(163,720)

Carrying value after the July 2007 Agreement	1,836,280
Amortization of discount through December 31, 2007	78,278

Current carrying value at December 31, 2007	$1,914,558

A schedule of the carrying value of the Vicis Debentures and corresponding amortization of the discount is as follows:

Face amount of note	$1,050,000
Discount on face value	(156,820)

Carrying value after the July 2007 Agreement	893,180
Amortization of discount through December 31, 2007	39,714

Current carrying value at December 31, 2007	$932,894

Maturity Schedule

A summary of the notes payable maturities at December 31, 2007 is as follows:

Amount
For the years ended December 31:
2008	$4,525,000
2009	1,266,000

Total	5,791,000
Less current maturities	4,525,000

Non-current portion	$1,266,000

(See the reports of the independent registered public accounting firms)

9. Stockholders’ Deficiency

Description of Securities

Common Stock: During 2007, the Company amended and restated the articles of incorporation increasing the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares. In general, the holders of the Company’s common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Holders of common stock are entitled to receive dividends when, as and if declared by our board out of funds legally available. To date, no dividends have been declared or paid by the Company. In the event of our liquidation, dissolution or winding up, holders of the common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of the common stock have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: During 2007, the Company amended and restated the articles of incorporation to decrease the authorized the issuance of blank check preferred stock from 10,000,000 shares to 5,000,000 shares. Our Board of Directors has the power to establish the designation, rights and preferences of any preferred stock we issue in the future. Accordingly, our Board of Directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

Common Stock Issued for Services

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

(See the reports of the independent registered public accounting firms)

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

Summary of Options Activity

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

	Fiscal Years Ended December 31,
	2007	2006
Risk-free interest rate	5.25%	5.25%
Dividend yield	0.00%	0.00%
Expected volatility	100%	75%
Expected term (in years)	5.0	4.0

A summary of the option activity is as follows:

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Options outstanding at December 31, 2006	600,000	0.01	8.9
Granted	—	—
Exercised	(25,000)	0.01
Expired	(75,000)	0.01

Options outstanding at December 31, 2007	500,000	$0.01	7.9	$270,000

Options exercisable at December 31, 2007	250,000	$0.01	7.9	$135,000

*	Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

The intrinsic value of options exercised for the year ended December 31, 2007 was $87,250. There were no options exercised in the year ended December 31, 2006. As of December 31, 2007, there was no unrecognized compensation cost related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the year ended December 31, 2007, the Company used the following assumptions:

Risk-free interest rate	5.25%
Dividend yield	0.0%
Expected volatility	100%-109%
Contractual term (in years)	5

(See the reports of the independent registered public accounting firms)

In connection with the March 16, 2007 Guarantee Fee, Reimbursement and Indemnification Agreement as amended on May 18, 2007 with Vicis and CTC, more fully explained under the Sovereign Bank Revolving Line of Credit Agreement above, the Company issued two warrants, each to purchase 3,060,000 shares of common stock, with each warrant exercisable for five years at a per share exercise price of $1.00. The Company also issued two warrants, each to purchase 153,000 shares of its common stock, with each warrant exercisable for five years at a per share exercise price of $1.00, to Midtown for services rendered to the Company in connection with the transactions noted above. These warrants, issued on March 16, 2007 and May 18, 2007, to purchase an aggregate of 6,426,000 shares, were estimated at a fair value of $21,494,876 and are included in Revolving Line of Credit Expense in the statement of operations.

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (see Note 8). Pursuant to the Purchase Agreement, the Company issued two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.345 per share and two warrants to purchase an aggregate of 4,220,000 shares of common stock at an exercise price of $0.375 per share. The warrants are exercisable for a period of five years. The relative fair value of these warrants was $825,180 and was recorded as additional paid-in capital and a discount on the convertible notes payable.

On April 17, 2007, the Company also issued to Vicis an additional warrant to purchase 4,000,001 shares of common stock at an exercise price of $2.00, exercisable for five years. This warrant was issued to Vicis in order to satisfy the extension requirement of the promissory notes issued to Vicis on December 21, 2006 in the principal amount of $400,000 and the promissory note issued on January 18, 2007 in the principal amount of $200,000, which were not repaid by their original stated maturity dates of February 21, 2007 and March 31, 2007, respectively. The estimated fair market value of the warrant was calculated to be $8,676,888 and recognized in Note Extension Expense in the year ended December, 31, 2007.

On November 16, 2007, in consideration for Vicis’ consenting in the Third Amendment to the Company’s entering into the Letter of Credit Amendment, the Company also entered into a Letter Agreement with Vicis. Pursuant to this Letter Agreement, the Company agreed to issue Vicis a warrant for 3,060,000 shares of its common stock, at an exercise price of $.50 per share, immediately upon the filing and subject to the effectiveness of an amendment to the Company’s Amended and Restated Articles of Incorporation increasing the number of the Company’s authorized shares of common stock from 100,000,000 to 200,000,000. The estimated fair market value of the warrant was calculated to be $1,335,692 and is included in note extension expense in the statement of operations.

On December 16, 2007, the Company entered into a note purchase agreement with Vicis pursuant to which the Company issued a promissory note in the principal amount of $1,000,000 (see Note 8) and a warrant for 2,500,000 shares of the Company’s common stock. The exercise price of the warrant is $0.40 per share (subject to adjustment upon the occurrence of certain events) and will be exercisable for 5 years. The relative fair value of these warrants was $529,190 and was recorded as additional paid-in capital and a discount on the convertible notes payable.

In 2006, convertible debt was issued with two blocks each of 8,000,000 detachable warrants exercisable at $0.345 and $0.375, respectively (see Note 8). On June 28, 2006, the Company issued to FP Associates a warrant to purchase 300,000 shares of its common stock, exercisable for five years at a price of $0.01 per share, in consideration for consulting services rendered to us. The fair value of the warrant was determined to be $87,581 and is included in selling, general and administrative expenses.

(See the reports of the independent registered public accounting firms)

The following table summarizes the warrant activity for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding January 1	22,077,335	$0.65	5,777,335	$1.45
Granted during year	25,510,002	0.13	16,300,000	0.36
Exercised	(37,748,600)	0.01	—	—
Expired or cancelled	(1,084,001)	0.37	—	—

Outstanding at December 31	8,754,736	$0.36	22,077,335	$0.65

Weighted average years remaining		4.5		5.33

All warrants are fully vested as of December 31, 2007 and 2006.

The following table summarizes the status of our aggregate warrants as of December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price
$0.50	3,060,000	$0.50	4.9	3,060,000	$0.50
$0.40	2,500,000	$0.40	5.0	2,500,000	$0.40
$0.20	2,894,736	$0.20	3.8	2,894,736	$0.20
$0.01	300,000	$0.01	3.3	300,000	$0.01

Total Shares	8,754,736	$0.36	4.5	8,754,736	$0.36

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

10. Subsequent events

On January 24, 2008, the Company announced that its Chief Executive Officer and President, Brian Lesperance, has resigned from the Company effective as of January 24, 2008 (the “Separation Date”). Mr. Lesperance also resigned from his position as a director of the Company effective as of January 24, 2008.

In connection with Mr. Lesperance’s resignation, on January 24, 2008, the Company and Mr. Lesperance entered into a Separation Agreement (the “Agreement”). Pursuant to the Agreement, Mr. Lesperance shall be entitled to receive a payment equal to one hundred seventy-five thousand dollars ($175,000) representing an amount equal to twelve (12) months of Mr. Lesperance’s base salary in effect on the Separation Date and twenty thousand and one hundred ninety-two dollars ($20,192) representing Mr. Lesperance’s unpaid and accrued vacation and sick pay which is due and owing to Mr. Lesperance through the Separation Date, for an aggregate gross payment by the Company to Mr. Lesperance of one hundred ninety-five thousand and one hundred ninety-two dollars ($195,192). All payments shall be made net of any and all applicable taxes and other withholdings and shall be paid within thirty (30) days of the Separation Date. In addition, the Company will provide Mr. Lesperance with medical and dental coverage until the first anniversary of the Separation Date. In addition, the Company provided Mr. Lesperance a warrant (the “Warrant”) to purchase an aggregate of 500,000 shares of the Company’s common stock, exercisable in whole or in part for three (3) years after the date of grant at an exercise price of $.55 per share (subject to adjustment in the event of stock splits, stock dividends and other similar events affecting Company’s common stock). The Company estimated the fair value of the warrant to be approximately $266,000 which will be included in Selling, General and Administration expense in the quarter ended March 31, 2008.

On January 24, 2008, the Company appointed Lowell Fisher as the Interim Chief Executive Officer of the Company.

(See the reports of the independent registered public accounting firms)

EXHIBIT INDEX

The following exhibits are included as part of this Annual Report of Form 10-KSB.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 30, 2005, by and among the Registrant, CMNW Acquisition Corporation, OrthoSupply Management, Inc., Thunderbird Global Corporation, and Mark L. Baum (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2005)

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (filed herewith)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.4	Form of Series BD Warrant (incorporated by reference to Exhibit 4.4 to Registration Statement on Form SB-2 filed on February 28, 2006)

4.5	Form of Series CS Warrant (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-KSB filed on April 16, 2007)

**10.1	Employment Agreement, dated as of May 1, 2006, by and between the Registrant and Robert G. Coffill, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.2	Employment Agreement, dated as of June 12, 2006, by and between the Registrant and Ross Fine (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

**10.3	Medical Solutions Management Inc. 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Annual Report filed on April 16, 2007)

10.4	Release and Settlement Agreement by and between the Registrant and the Baum Law Firm, PC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2005)

10.5	Strategic Marketing Partnership Contract with Adams Consulting dated as of June 29, 2006 (incorporated by reference to Exhibit 10.11 to the Annual Report filed on April 16, 2007)

Exhibit No.	Description

10.6	Exchange Agreement dated as of April 13, 2006, by and among the Registrant, Vicis Capital Master Fund, Midtown Partners & Co., LLC and Nite Capital L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2 filed on April 14, 2006)

10.7	Securities Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Form 10-KSB/A filed November 2, 2007)

10.8	Securities Purchase and Exchange Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form 10-KSB/A filed November 2, 2007)

10.9	Amended and Restated Investor Rights Agreement, dated as of June 28, 2006, by and among the Registrant, John Hallal, Patricia Jenkins, FP Associates, Vicis Capital Master Fund and Nite Capital L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form SB-2 filed on August 8, 2006)

10.10	Commercial Lease Agreement, dated December 3, 2005, by and between the Registrant and Environmental Fire Protection (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.11	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.12	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.13	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and FP Associates (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.14	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Patricia Jenkins (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.15	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and John Hallal (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.16	Lock-Up and Leak-Out Agreement, dated as of June 28, 2006, by and between the Registrant and Brian Lesperance (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 filed on October 10, 2006)

10.17	Convertible Promissory Note Purchase Agreement dated as of November 28, 2006 by and between Medical Solutions Management Inc. and Apogee Financial Investments, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2006)

*10.18	DME Supply and Related Services Agreement dated May 5, 2005 by and between the Registrant and Berkshire Orthopaedic Associates, Inc. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.19	DME Supply and Related Services Agreement dated July 5, 2005 by and between the Registrant and Nassau Orthopaedic Surgeons, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

Exhibit No.	Description

*10.20	DME Supply and Related Services Agreement dated January 2006 by and between the Registrant and The Orthopaedic Excellence of Long Island, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.21	DME Supply and Related Services Agreement dated August 1, 2006 by and between the Registrant and Paul Weitzer of Boston Sports and Shoulder (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

*10.22	DME Supply and Related Services Agreement dated May 1, 2005 by and between the Registrant and Island Orthopaedic & Sports Medicine, P.C. (incorporated by reference to Amendment No. 1 to Form 10-KSB/A filed on November 10, 2007)

10.23	Convertible Senior Secured Debenture due June 28, 2006 issued by the Registrant in favor of Vicis Capital Master Fund on June 28, 2006 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-KSB filed April 16, 2007)

10.24	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and among the Registrant, or the Supply Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 10-KSB/A filed on November 2, 2007)

10.25	Revolving Line of Credit Agreement dated as of March 16, 2007 by and between the Registrant and Sovereign Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.26	Guarantee Fee, Reimbursement and Indemnification Agreement dated as of March 16, 2007 by and between the Registrant, OrthoSupply Management, Inc. and Vicis Capital Master Fund (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.27	Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated as of March 16, 2007 by and between the Registrant, Custodial Trust Company and Vicis Capital Master Fund (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2007)

10.28	Securities Purchase and Exchange Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

10.29	Subordination Agreement dated as of April 17, 2007, by and among the Registrant, Vicis Capital Master Fund and Apogee Financial Investments Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2007)

*10.30	Management Agreement dated as of April 30, 2007, by and between OrthoSupply Management, Inc. and Deutsche Medical Services, Inc. (incorporated by reference to the Registrant’s Current Report and Form 8-K/A filed with the Commission on November 5, 2007)

10.31	Amendment to the Revolving Line of Credit Agreement, as amended, dated as of May 18, 2007, by and between the Registrant and Sovereign Bank (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

Exhibit No.	Description

10.32	Amendment to the Guarantee Fee, Reimbursement and Indemnification Agreement, as amended, dated as of May 18, 2007, by and among the Registrant, OrthoSupply Management, Inc., and Vicis Capital Master Fund (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.33	Amendment to the Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement, as amended dated as of May 18, 2007, by and among the Registrant, Custodial Trust Company and Vicis Capital Master Fund (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.34	Agreement dated as of June 11, 2007, by and among the Registrant and Global Healthcare Recovery Services, LLC (incorporated by reference to Registrant’s Form 10-Q filed with the Commission on August 17, 2007)

10.35	Warrant and Debenture Amendment Agreement dated as of July 10, 2007 by and amount the Registrant and Nite Capital, L.P. Apogee Financial Investments, Inc. Midtown Partners Co., LLC, Douglas Arnold and Marshall Sterman and Vicis Capital Master fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 12, 2007)

10.36	Third Amendment to Guarantee Fee, reimbursement and Indemnification Agreement dated as of July 10, 2007 by and between the Registrant and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K filed on July 12, 2007)

10.37	Note Purchase Agreement dated as October 18, 2007 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on October 24, 2007)

10.38	Convertible Promissory Note dated October 18, 2007 issued by Medical Solutions Management Inc. in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on October 24, 2007)

10.39	Third Amendment to Guarantee Fee, Reimbursement and Indemnification Agreement dated as of November 16, 2007 by and among Medical Solutions Management Inc., OrthoSupply Management, Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on November 23, 2007)

10.40	Letter Agreement dated as of November 16, 2007 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on November 23, 2007)

10.41	Note Purchase Agreement dated December 16, 2007 between Medical Solutions Management and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.42	Promissory Note issued December 16, 2007 in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.43	Series CS Warrant to Purchase Shares of Common Stock No. CS-13 dated December 16, 2007 issued in favor of Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

10.44	Registration Rights Agreement dated December 16, 2007 between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to the Form 8-K filed on December 20, 2007)

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed April 16, 2007)

31.1	Certification of principal executive officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial and accounting officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential Treatment requested and granted pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, for portions of this exhibit.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Registrant’s Annual Report.