Form 10-Q
period 2008-03-29
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-05-13
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, there were 58,218,007 shares of the issuer’s common stock issued and outstanding.

Special Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future revenues or performance, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part 1 of our Form 10-KSB for the year ended December 31, 2007. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

Explanatory Notes

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q the term “MSMI” refers Medical Solutions Management Inc., the term “OrthoSupply” refers to MSMI’s wholly-owned subsidiary, OrthoSupply Management, Inc., and the terms “the Company”, “we”, “us” and “our” refer to MSMI and OrthoSupply collectively.

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheets

	March 29, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current Assets:
Cash and cash equivalents	$37,522	$1,091,939
Trade accounts receivable, net	1,361,682	1,254,483
Other receivables, net	5,420,714	3,603,681
Inventory	132,111	129,152
Prepaid expenses	44,977	26,317

Total current assets	6,997,006	6,105,572
Property and equipment, net	95,620	110,420
Debt issuance costs, net	111,553	159,362

Total Assets	$7,204,179	$6,375,354

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$942,297	$650,394
Accrued expenses	755,598	636,024
Borrowings under revolving line of credit	3,000,000	3,000,000
Advances payable	1,605,205	—

Convertible notes payable due in less than one year (net of discounts of $457,461 and $599,650 at March 29, 2008 and December 31, 2007, respectively)	4,067,539	3,925,350

Total current liabilities	10,370,639	8,211,768
Long-term Debt:
Convertible notes payable – long term (net of discounts of $283,874 and $316,061 at March 29, 2008 and December 31, 2007, respectively)	982,126	949,939

Total Liabilities	11,352,765	9,161,707

Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock – 5,000,000 authorized, $0.001 par value, none issued and outstanding	—	—
Common stock – 200,000,000 authorized, $0.0001 par value, 58,218,007 issued and outstanding at March 29, 2008 and December 31, 2007	5,822	5,822
Additional paid in-capital	150,940,385	150,674,080
Accumulated deficit	(155,094,793)	(153,466,255)

Total Stockholders’ Deficiency	(4,148,586)	(2,786,353)

Total Liabilities and Stockholders’ Deficiency	$7,204,179	$6,375,354

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Operations for the

Three Months Ended March 29, 2008 and March 31, 2007

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenue:
Sales of Medical Products	$722,563	$649,935
Service Revenue	584,097	81,899

Total revenue	1,306,660	731,834

Cost of Revenue:
Cost of Medical Products	480,517	403,295
Cost of Services	569,801	146,743

Total Cost of Revenue	1,050,318	550,038

Gross Profit	256,342	181,796
Selling, General and Administrative Expenses	1,520,853	1,079,423

Operating Loss	(1,264,511)	(897,627)

Other Income (Expense)
Interest Income	2,996	886
Interest Expense	(362,381)	(169,854)
Revolving line of credit financing expense	—	(11,471,023)
Note extension penalty expense	—	(8,676,888)

Other Income (Expense), net	(359,385)	(20,316,879)

Net Loss Before Income Taxes	(1,623,896)	(21,214,506)
Provision for Income Taxes	4,641	3,162

Net Loss	$(1,628,537)	$(21,217,668)

Basic and Diluted Net Loss Per Common Share	$(0.03)	$(1.04)

Weighted Average Common Shares Outstanding (Basic and Diluted)	58,218,007	20,446,729

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Cash Flows for the

Three Months Ended March 29, 2008 and March 31, 2007

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(1,628,537)	$(21,217,668)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Increase in allowance for doubtful accounts	40,904	22,832
Depreciation and amortization	18,198	14,021
Non-cash interest expense related to amortization of debt discounts and debt issuance costs	222,185	129,233
Fair value of warrants issued for revolving line of credit financing	—	11,471,023
Fair value of warrants issued for extension on maturity of convertible notes	—	8,676,888
Fair value of warrants issued as part of separation agreement	266,304	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(148,103)	(410,941)
Other receivables	(1,817,033)	(286,882)
Inventory	(2,959)	(1,323)
Prepaid expenses	(18,660)	(16,898)
Accounts payable	291,903	(22,476)
Accrued expenses	119,574	183,581
Other Payable	—	186,154

Net cash used by operating activities	(2,656,224)	(1,272,456)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,398)	(23,113)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	—	650,000
Proceeds from borrowings under revolving line of credit	—	300,000
Proceeds from other advances payable	1,605,205	—

Net cash provided by financing activities	1,605,205	950,000

Net Decrease in Cash and Cash Equivalents	(1,054,417)	(345,569)
Cash and Cash Equivalents—Beginning	1,091,939	353,058

Cash and Cash Equivalents—Ending	$37,522	$7,489

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,354	$—

Cash paid for income taxes	$4,641	$—

Supplemental disclosure of non-cash transactions:
Fair value of common stock warrants issued for services and financing charges	$—	$11,471,023

See Notes to Unaudited Interim Financial Statements

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

The financial statements presented herein have been prepared by us in accordance with the accounting policies described in the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2007 filed with the SEC on April 15, 2008 and should be read in conjunction with the notes to consolidated financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Amounts from the Company’s fiscal year 2007 may also be reclassified to conform to current fiscal year 2008 classifications. On an on going basis, the Company evaluates its estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Quarterly Report on Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month month periods ended March 29, 2008 and March 31, 2007. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The consolidated financial statements include the accounts of Medical Solutions Management Inc. and its wholly-owned subsidiary, OrthoSupply Management, Inc. (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

Accounting Period: The Company’s fiscal year is on a calendar year basis consisting of four thirteen week quarters with the last month in each quarter being five weeks. The fiscal years ending December 31, 2008 and 2007 include 52 weeks.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: The Company’s financial instruments consists of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of March 29, 2008.

Financial instruments that potentially subject the Company to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company invests cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. The Company performs ongoing credit evaluations of customers and generally do not require collateral from its customers. The Company reviews accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company establishes a general reserve based on percentages applied to certain customers and accounts receivable aging categories. These percentages are based on management’s judgment and historical collection and write-off experience. The Company includes any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on its best estimate, the Company believes the allowance for doubtful accounts of $79,552 is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular discipline or geographic area.

The Company does not manufacture the products that it provides to its customers. Instead, the Company relies on manufacturers and other suppliers for these products. The Company submits purchase orders for the products to one of its manufacturers or suppliers. The Company’s manufacturers and suppliers have no written contractual obligation to accept any purchase order that it submits for customer product orders. If any of these parties are unable or unwilling to supply these products, the Company would be unable to distribute its products until a replacement supplier could be found.

Other Receivables: Other receivables consist of third party claims for pharmaceuticals dispensed by physicians under workers compensation coverage. These claims are acquired from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. The Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims. The claims are recorded at cost to the Company.

Inventories: Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist of finished goods.

Revenue Recognition: The Company’s principal sources of revenues are from the sale of medical products and from providing related management services. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” SAB No. 101, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Revenue is recognized when persuasive evidence of an agreement with the customer exists, products are shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, collectibility is reasonably assured, and there are no significant future performance obligations. Service revenues are recognized at the time of performance is completed usually billed monthly. Revenues from separate service maintenance agreements are recognized ratably over the term of the agreements.

The Company’s sources of revenue are generated from the sale of products and services.

Sales of products—sales of durable medical equipment (“DME”), primarily to orthopedic and podiatry clinical practices:

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

The Company has evaluated the gross sales reporting criteria set forth in paragraphs 7-14 of EITF 99-19. The Company has determined that the following criteria are applicable to its specific facts and circumstances:

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

Sales of services—sales of third party billing and collection services and Physician Extenders services:

•

Billing and Collection services model—The Company also provides certain clinics with third party billing and collection services. Under this program, the Company provides clinics with patient agreements which are filled in with DME product information dispensed to a patient along with proper coding. The Company periodically receives this information from the clinic and inputs it into an electronic billing system for transmittal, on behalf of the clinic, to the appropriate third party payers. The Company charges a fee for this service equal to a fixed percentage of the amounts actually collected by the clinic. The service fee revenue is recognized, on a net basis, upon collection of the third party billings and is invoiced to clinics on a monthly basis. The Company has evaluated the net sales reporting criteria set forth in paragraph 16 of EITF 99-19 and determined all its billing and collection services are required to be reported on a net basis. Billing and collection contract terms are for one to two years with termination subject to thirty days notice for cause, and 90 to 120 day notice without cause.

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

•

Pharmacy Claims Servicing Revenue —The Company acquires dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. Under the arrangement, the Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims.

The Company evaluated the accounting for the acquisition and disposition of the pharmacy claims in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156, Accounting for Servicing of Financial Assets (as amended). In accordance with paragraph 9 of SFAS 140, the Company has treated the acquisition of the claims as a purchase since the management company (transferor) has surrendered control over these assets to OrthoSupply, MSMI’s wholly owned operating company. The claim assets are recorded in Other Receivables, separately from its trade receivables, at the Company’s cost. The Company earns servicing revenue by processing, submitting and collecting the claims as described above. Servicing revenue is recognized at the time the claim is collected, and is calculated as the difference between the amount actually collected on the claim from third party payers and the amount paid by the Company for that claim.

Reclassifications: Certain amounts reported in the previous periods have been reclassified to conform to the 2007 presentation.

2.	Going Concern and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s losses have resulted in an accumulated deficit of $155,094,793 as of March 29, 2008. Operating activities consumed $2,656,224 in cash in the three months ended March 29, 2008. In addition, the Company has negative working capital of $3,373,633 as of March 29, 2008. The Company is currently pursuing additional follow-on financing with current investors to support current working capital needs, potential acquisitions and growth. The Company is managing expenses in order to minimize the cash burn rate and to achieve cash flow positive operations. However, the Company expects to require new financings before the end of 2008. If the Company is unable to secure such financings, the Company may be required to take a number of actions including, but not limited to, curtailing its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plan for organic growth for fiscal year 2008 includes increasing its sales with existing customers through on-site assessments of their operations along with expanding the Company’s client base in the markets the Company currently operates. The plan includes support programs for the sales efforts including marketing, communications and program literature. The Company plans to maintain its current sales force of 5 regional sales people and maximizing growth in their respective regions.

The Company plans to hire additional field support resources to enhance the effectiveness of its services and support the growth in new clinics during 2008. From time to time, the Company also engages outside consultants to assist the Company with marketing, advertising and web development. The Company expects these additional resources to drive the continuous improvement of the billing and inventory processes that support the clinics. The Company also plans to increase its resources in accounting and administration, including hiring additional employees to assist with transaction processing and internal control over financial reporting.

The Company does not anticipate devoting its resources to research and development in fiscal year 2008. The Company intends to continue adding to its product and service offerings that will generate new revenue opportunities, including but not limited to strategic acquisitions and mergers.

3.	New Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No. 157 are effective as of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements of the Company.

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

5.	Revolving Line of Credit

The Company has a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $3,000,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. At March 29, 2008, the interest rate on the revolving line of credit was 3.25%. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12.

In connection with the transactions consummated with the Line of Credit Agreement, (i) Custodial Trust Company (“CTC”) issued an irrevocable letter of credit in favor of Sovereign Bank up to an aggregate amount of $3,060,000, which the letter of credit expires on March 15, 2009, and (ii) the Company, CTC and Vicis Capital Master Fund (“Vicis”) entered into a Letter of Credit Reimbursement, Guarantee, Security and Pledge Agreement (the “CTC Agreement”) pursuant to which the Company agreed to reimburse CTC for any payments CTC is required to make under the letter of credit it issued in favor of Sovereign Bank. Vicis guaranteed the Company’s performance of such obligations and in connection therewith deposited with CTC certain of its assets.

Medical Solutions Management Inc., Vicis and OrthoSupply Management, Inc. (“OrthoSupply”), a wholly-owned subsidiary of Medical Solutions Management Inc., entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which the Company agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement. OrthoSupply guaranteed the Company’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis it is obligated to issue to Vicis and Midtown warrants to purchase a number of shares of common stock equal to 200% (in the case of Vicis) and 10% (in the case of Midtown) of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

Interest expense on the Sovereign Bank revolving line of credit was approximately $36,000 for the three months ended March 29, 2008. At March 29, 2008, the Company had an outstanding balance of $3,000,000 under this revolving line of credit.

6.	Notes Payable

Convertible Notes Payable—$2,000,000 Vicis Capital Master Fund

On June 28, 2006, the Company entered into a Securities Purchase and Exchange Agreement (the “SPA”) with Vicis. This SPA affirmed that the financing was a private placement to accredited investors and accordingly exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the SPA, Vicis purchased a Senior Secured Convertible Note (“2006 Note”) in aggregate the principal amount of which was $2,000,000 together with warrants (“Warrants”) to purchase an aggregate of 16,000,000 shares of its common stock. The Company also entered into a Security Agreement dated June 28, 2006 by and between the Company and Vicis (the “Security Agreement”), pursuant to which the 2006 Note is secured by substantially all of the assets of the Company, including its intellectual property.

The Warrants, as amended, permitted Vicis to purchase 16,000,000 shares of common stock at an exercise price of $0.01 per share and were exercisable from June 28, 2006 until June 28, 2011. The Warrants contain anti-dilution provisions similar to the convertible debt and are required to be reduced to an exercise price not less than amounts received for new issues of common stock or rates granted to newly issued convertible securities, or exercise prices of options in an equity financing.

The 2006 Note, as amended, is convertible at the option of the holder at any time and from time to time into common stock of the Company at a conversion price of $0.10 per share, subject to certain anti-dilution adjustments. Pursuant to the terms of the 2006 Note, the conversion price will be reset (the “Reset Provision”) in the event the Company issues shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect.

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

The Investor Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the 2006 Notes and Warrants. If the Company fails to have the registration statement declared effective within the specified period, the Company would be required to pay liquidated damages to the investor(s) until:

•	the registration statement is declared effective;

•	effectiveness is maintained for a prescribed period; or

•

the purchasers are no longer incurring damages for the Company’s failure to register the securities (e. g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash or unregistered shares, at the Company’s discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the 2006 Note and are capped at 8% and a maximum period of eight (8) months. In accordance with FSP EITF 00-19-2, at December 31, 2006, the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. The Company estimated the penalty amount to be $160,000, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement, and recognized the related contingent liability and expense for this amount. As of March 29. 2008, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

A schedule of the carrying value of the 2006 Note, as amended, and corresponding amortization of the discount is as follows:

Face amount of note	$2,000,000
Discount on face value	(163,720)

Carrying value after the July 2007 Agreement	1,836,280
Amortization of discount through March 29, 2008	120,534

Current carrying value at March 29, 2008	$1,956,814

Interest expense on the 2006 Note was approximately $32,982 and $31,066 for the three months ended March 29, 2008 and March 31, 2007, respectively.

Convertible Notes Payable—$1,266,000 Vicis and Apogee Financial Investments

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (“Purchase Agreement”) with Vicis and Apogee Financial Investments Inc. (“Apogee”). Pursuant to the Purchase Agreement, the Company issued (1) 6% convertible senior secured debentures in the aggregate principal amount of $1,050,000 to Vicis, as amended, convertible into shares of the Company’s common stock at a conversion price of $0.10 per share and $216,000 to Apogee convertible into shares of the Company’s common stock at a conversion price of $0.30 (the “Debentures”), (2) warrants to purchase an aggregate of 7,500,000 shares of the Company’s common stock to Vicis, as amended, at an exercise price of $0.01 per share and (3) warrants to purchase an aggregate of 1,440,000 shares of the Company’s common stock to Apogee, as amended, at an exercise price of $0.20 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years.

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

A schedule of the carrying value of the Vicis Debentures, as amended, and corresponding amortization of the discount is as follows:

Face amount of note	$1,050,000
Discount on face value	(156,820)

Carrying value	893,180
Amortization of discount through March 29, 2008	61,181

Current carrying value at march 29, 2008	$954,361

A schedule of accretion of the carrying value of the Apogee Debentures and corresponding amortization of the discounts is as follows:

Face amount of note	$216,000
Discount on face value	(209,311)

Carrying value	6,689
Amortization of discount through March 29, 2008	21,078

Carrying value at March 29, 2008	$27,767

Interest expense on the Debentures was approximately $19,862 and $12,221 for the three months ended March 29, 2008 and March 31, 2007 respectively.

Convertible Notes Payable—$1,500,000 Vicis

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

Interest expense on the note was approximately $38,446 for the three months ended March 29, 2008.

Convertible Notes Payable—$1,000,000 Vicis

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

A schedule of the carrying value of the Vicis Debentures and corresponding amortization of the discount is as follows:

Face amount of note	$1,000,000
Discount on face value	(529,190)

Carrying value	470,810
Amortization of discount through March 29, 2008	114,915

Current carrying value at March 29, 2008	$585,725

Interest expense on the note was approximately $12,552 for the three months ended March 29, 2008.

Advances Payable – Vicis

In the quarter ended March 29, 2008, Vicis made advances to the Company totaling $1,605,205. These advances have no stated interest rate and are due on demand.

7.	Stock Option Plan And Warrants

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

	Three Months Ended
	March 29, 2008	March 31, 2007
Risk-free interest rate	5.25%	5.00%
Dividend yield	0.00%	0.00%
Expected volatility	100%	100%
Expected term (in years)	5.0	4.5

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	500,000	$0.01	7.9
Granted	—	—
Exercised	—	—
Lapsed/forfeited	—	—

Options outstanding at March 29, 2008	500,000	$0.01	7.6	$445,000

Options exercisable at March 29, 2008	250,000	$0.01	7.6	$222,500

As of March 29, 2008, there was no unrecognized compensation costs related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the three months ended March 29, 2008, the Company used the following assumptions:

Risk-free interest rate	2.81%
Dividend yield	0
Expected volatility	107%
Contractual term (in years)	3

In connection with a Separation Agreement (the “Agreement”) dated January 24, 2008 with Brian Lesperance, the Company’s former President and Chief Executive Officer, on February 23, 2008 the Company issued to Mr. Lesperance a warrant (the “Warrant”) to purchase an aggregate of 500,000 shares of the Company’s common stock, exercisable in whole or in part for three (3) years after the date of grant at an exercise price of $0.55 per share (subject to adjustment in the event of stock splits, stock dividends and other similar events affecting Company’s common stock). The Company estimated the fair value of the warrant to be $266,304 which is included in Selling, General and Administration expense in the three months ended March 29, 2008.

The following table summarizes the warrant activity in the three months ended March 29, 2008:

	Shares	Weighted average exercise price
Warrants outstanding at December 31, 2007	8,754,736	$0.36
Granted	500,000	0.55
Exercised	—	—
Lapsed/forfeited	—	—

Warrants outstanding at March 29, 2008	9,254,736	$0.37

Warrants exercisable at March 29, 2008	9,254,736	$0.37

Weighted average years remaining		4.2

The following table summarizes the status of the Company’s aggregate warrants as of March 29, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price
$0.55	500,000	$0.55	2.9	500,00	$0.55
$0.50	3,060,000	$0.50	4.7	3,060,000	$0.50
$0.40	2,500,000	$0.40	4.7	2,500,000	$0.40
$0.20	2,894,736	$0.20	3.5	2,894,736	$0.20
$0.01	300,000	$0.01	3.0	300,000	$0.01

Total Shares	9,254,736	$0.37	4.2	9,254,736	$0.37

8.	Subsequent Event

Additional advances with an aggregate total of $405,000 were made by Vicis to the Company subsequent to March 29, 2008. These advances have no stated interest rate and are due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the financial statements and the related notes contained herein. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including set forth in Part I, Item 1A of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

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

Background

Our wholly-owned subsidiary and operating company, OrthoSupply Management, Inc., has generated revenue from its operation since February 2005. Prior to February 2005, OrthoSupply had no operations, but the management team was in the research and development phase of determining a market need for the services intended to be offered by OrthoSupply. Prior to December 30, 2005, Medical Solutions Management Inc. held no assets, generated no revenue and existed solely as a shell corporation.

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

The discussion below focuses upon Medical Solutions Management Inc.’s and Ortho Supply Management, Inc.’s financial condition, results of operations and liquidity and capital resources for the three months ended March 29, 2008 and March 31, 2007. The terms “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

Results of Operations

We operate our business on a calendar year basis, consisting of four thirteen week quarters with the last month in each quarter being five weeks and with our fiscal year ending on December 31.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Set forth below are our net revenues.

	Three Months Ended
	March 29, 2008	March 31, 2007	Increase	% Increase
Sales of Medical Products	$722,563	$649,935	$72,628	11.2
Service Revenue	584,097	81,899	502,198	613.2

Total Revenue	$1,306,660	$731,834	$574,826	78.5

Revenue increased in the three months ended March 29, 2008 primarily due to the increase in the number of clinics under agreement with us from approximately 44 in the first quarter of 2007 to approximately 76 in the first quarter of 2008. An increase in market share throughout our operating regions in the United States has been the driving factor for the increase in clinics as we continue to grow our operations. Eight clinics were added during the three months ended March 29, 2008. Service revenue increased from $81,899 in the first quarter of 2007 to $584,097 in the first quarter of 2008 mainly due to the increase in pharmaceutical claims acquisition and collection of the claims. Additional service revenue of $46,351 for the three months ended March 29, 2008 compared to $20,753 in comparable period in 2007 was earned due to the increase in clinics driving billing, and collection, revenue. The remaining increase in additional service revenue of $76,510 in the first quarter 2008 resulted from additional physician extenders in place during the first quarter of 2008 compared to revenue of $34,057 in the first quarter of 2007.

Cost of Revenue. Set forth below are our cost of revenue.

	Three Months Ended
	March 29, 2008	% of Revenue	March 31, 2007	% of Revenue	Increase	% Increase
Cost of Medical Products	$480,517	66.5%	$403,295	62.1%	$77,222	19.1%
Cost of Services	569,801	97.6%	146,743	179.2%	423,058	288.3%

Costs of Revenue	$1,050,318	80.4%	$550,038	75.2%	$500,280	91.0%

Cost of revenue increased in three months ended March 29, 2008 primarily due to higher revenue from the increase in operating clinics over the comparative period in 2007. Cost of medical products as a percentage of revenue was slightly higher over the comparative period in 2007 due to product mix within each clinic. Cost of services decreased as a percentage of service revenue mainly due to our increased collection rate on pharmaceutical claims. As discussed more fully in the notes to our financial statements, pharmaceutical claim revenue is recognized on a net basis and as collected.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	Three Months Ended
	March 29, 2008	% of Revenue	March 31, 2007	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits	$573,266	43.9%	$414,461	56.6%	$158,805	38.3%
Legal, consulting and insurance	140,677	10.8%	244,053	33.3%	(103,376)	(42.3)%
All other	806,910	61.8%	420,909	57.5%	386,001	91.7%

Selling, General and Administrative Expenses	$1,520,853	116.5%	$1,079,423	147.5%	$441,430	40.9%

Salaries and Benefits Expense.

Salaries and benefits expense increased in the three months ended March 29, 2008 primarily due to the severance agreement in relation to the departure of our President and Chief Executive Officer, Brian Lesperance, during the first quarter of 2008. Total employees for the three months ended March 29, 2008 were 36 compared to 34 in the comparative period in 2007. We expect to continue to add additional service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expenses were $76,778 for the three months ended March 29, 2008, compared to $118,900 for the comparative period of 2007. The legal expenses incurred in the three months ended March 29, 2008 were primarily related to services rendered for the review of our periodic filings as well as general counsel services. This compares to costs incurred in 2007 relating to new financings, associated filings with SEC, and general counsel expenses. Consulting costs were $41,176 for the three months ended March 29, 2008, which is primarily composed of independent contractors for services related to on-site customer support and services. In comparison, for the three month period ended March 31, 2007, consulting costs were $72,561, which includes $40,000 for FP Associates, for services rendered for financing arrangements and potential acquisitions. Insurance costs were $22,724 for the three months ended March 29, 2008, compared to $17,591 in the comparative period in 2007 due to higher premiums resulting from increased revenue, employees, and related coverage limits.

All Other Expenses.

Our most significant expense for the three months ended March 29, 2008 relates to interest expenses, explained below. Expense of $266,304 was recognized related to the fair value of warrants issued to Brian Lesperance as part of the separation agreement between Mr. Lesperance and the Company. Other significant operating expenses that comprise the increase in Other Expenses include printing and postage expenses of $35,924 for the three months ended March 29, 2008, or an increase of $9,759 over the amount in the three months ended March 31, 2007; billing services charges of $87,794 or an increase of $50,369; sales commissions of $49,206 or an increase of $10,901; personnel fees related to temporary staffing of $76,841 or an increase of $75,641; rent expenses of $21,298 or an increase of $14,137; bank charges of $14,656 or an increase of $13,810; and marketing program expenses of $12,000 or a decrease of $19,549. The increase in operating expenses in 2008 over the comparable period in 2008 are mainly driven by higher sales volume, additional personnel support costs and other costs required to support a growing operation.

Other Income (Expense)

For the three months ended March 29, 2008, interest expense was $362,381 compared to $169,854 for the same period in 2007. The increased expense is a direct result from additional debt instruments in place as of the period ended March 29, 2008 compared to the same period in 2007.

Net Loss. Set forth below is our Net loss.

	Three Months Ended
	March 29, 2008	% of Revenue	March 31, 2007	% of Revenue	Decrease	% Decrease
Net Loss	$(1,628,537)	(124.6)%	$(21,217,668)	(2,899.2)%	$19,589,131	92.3%

The net loss for the three months ended March 29, 2008 was primarily attributable to interest expense and the cash and non-cash charges in relation to the separation agreement with Brian Lesperance. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in additional service support personnel to drive additional revenue growth in the future.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 29, 2008 was $2,656,224, compared to $1,272,456 in the comparative period in 2007. Financing activities including advances from Vicis totaling $1,605,205, offset the overall net decrease in cash to $1,054,417. As of March 29, 2008, we had $7,204,179 in total assets, compared to $1,579,534 as of March 31, 2007. Total liabilities at the end of the period were $11,352,765 compared to $ 12,491,726 in the comparable period of 2007. The Company is currently pursuing additional follow-on financing with current investors to support current working capital needs, potential acquisitions and growth. The Company is managing expenses in order to minimize the cash burn rate and to achieve cash flow positive operations. However, the Company expects to require new financings before the end of 2008. If the Company is unable to secure such financings, the Company may be required to take a number of actions including, but not limited to, curtailing its operations.

Off Balance Sheet Arrangements

We do not have any off - balance sheet arrangements that have or are reasonably likely to have a material impact of our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President and Controller (our principal executive officer and principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Vice President and Controller concluded as of March 29, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

The Company has identified the following material weaknesses in our internal control over financial reporting:

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

There were no changes during the period covered by this Quarterly Report on 10-Q that have materially affected the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-KSB. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 24, 2008, the Company and Mr. Lesperance, the Company’s prior President and Chief Executive Officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Lesperance was entitled to receive a warrant to purchase an aggregate of 500,000 shares of the Company’s common stock, exercisable in whole or in part for three (3) years after the date of grant at an exercise price of $.55 per share (the “Warrant”). The issuance of the Warrant was subject to the terms of the separation agreement. On February 23, 2008, the Company issued Mr. Lesperance the Warrant. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, in connection with the issuance of the Warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 15, 2008)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

10.1	Separation Agreement dated as of January 24, 2008 between Medical Solutions Management Inc. and Brian Lesperance (incorporated in reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of Principal Accounting and Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: May 13, 2008	By:	/s/ Lowell M. Fisher
Lowell M. Fisher
Interim Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 15, 2008)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

10.1	Separation Agreement dated as of January 24, 2008 between Medical Solutions Management Inc. and Brian Lesperance (incorporated in reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting and Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.