Form 10-Q
period 2008-06-28
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-08-11
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2008, there were 58,218,007 shares of the issuer’s common stock issued and outstanding.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part I of our Form 10-KSB for the year ended December 31, 2007. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheets

	June 28, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current Assets:
Cash and cash equivalents	$36,462	$1,091,939
Trade accounts receivable, net	1,188,041	1,254,483
Other receivables, net	5,574,586	3,603,681
Inventory	206,756	129,152
Prepaid expenses	50,405	26,317

Total current assets	7,056,250	6,105,572
Property and equipment, net	87,547	110,420
Debt issuance costs, net	63,746	159,362

Total Assets	$7,207,543	$6,375,354

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$1,468,120	$650,394
Accrued expenses	867,738	636,024
Borrowings under revolving line of credit	3,000,000	3,000,000
Advances payable	2,260,205	—
Convertible notes payable due in less than one year (net of discounts of $538,226 and $599,650 at June 28, 2008 and December 31, 2007, respectively)	5,252,774	3,925,350

Total current liabilities	12,848,837	8,211,768
Long-term Debt:
Convertible notes payable—long term (net of discounts of $0 and $316,061 at June 28, 2008 and December 31, 2007, respectively)	—	949,939

Total Liabilities	12,848,837	9,161,707

Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock—5,000,000 authorized, $0.001 par value, none issued and outstanding	—	—
Common stock—200,000,000 authorized, $0.0001 par value, 58,218,007 issued and outstanding at June 28, 2008 and December 31, 2007	5,822	5,822
Additional paid in-capital	150,940,385	150,674,080
Accumulated deficit	(156,587,501)	(153,466,255)

Total Stockholders’ Deficiency	(5,641,294)	(2,786,353)

Total Liabilities and Stockholders’ Deficiency	$7,207,543	$6,375,354

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Operations for the Three and

Six Months Ended June 28, 2008 and June 30, 2007

(unaudited)

	Six Months Ended		Three Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue:
Sales of Medical Products	$1,456,589	$1,104,721	$734,026	$454,786
Service Revenue	951,274	411,298	367,177	329,399

Total revenue	2,407,863	1,516,019	1,101,203	784,185

Cost of Revenue:
Cost of Medical Products	987,873	716,526	507,356	313,231
Cost of Services	969,810	414,506	400,009	267,763

Total Cost of Revenue	1,957,683	1,131,032	907,365	580,994

Gross Profit	450,180	384,987	193,838	203,191
Selling, General and Administrative Expenses	2,831,949	2,291,041	1,311,096	1,211,618

Operating Loss	(2,381,769)	(1,906,054)	(1,117,258)	(1,008,427)

Other Income (Expense)
Interest Income	3,267	2,390	271	1,504
Interest Expense, net	(738,102)	(429,631)	(375,721)	(259,777)
Revolving line of credit financing expense	—	(21,494,876)	—	(10,023,853)
Note extension expense	—	(8,676,888)	—	—
Warrant revaluation expense	—	—	—	—

Other Income (Expense), net	(734,835)	(30,599,005)	(375,450)	(10,282,126)

Net Loss Before Income Taxes	(3,116,604)	(32,505,059)	(1,492,708)	(11,290,553)
Provision for Income Taxes	4,641	3,162	—	—

Net Loss	$(3,121,245)	$(32,508,221)	$(1,492,708)	$(11,290,553)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(1.59)	$(0.03)	$(0.55)

Weighted Average Common Shares Outstanding (Basic and Diluted)	58,218,007	20,452,254	58,218,007	20,457,718

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Cash Flows for the

Six Months Ended June 28, 2008 and June 30, 2007

(unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(3,121,245)	$(32,508,221)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Increase in allowance for doubtful accounts	108,075	50,843
Depreciation and amortization	35,339	28,885
Non-cash interest expense related to amortization of debt discounts and debt issuance costs	473,101	311,247
Fair value of warrants issued for revolving line of credit financing	—	21,494,876
Fair value of warrants issued for extension on maturity of convertible notes	—	8,676,888
Fair value of warrants issued as part of separation agreement	266,304	—
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(41,633)	(606,412)
Other receivables	(1,970,905)	(1,477,492)
Inventory	(77,604)	(3,578)
Prepaid expenses	(24,088)	25,054
Accounts payable	817,726	162,402
Accrued expenses	231,714	212,342
Other Payable	—	—

Net cash used by operating activities	(3,303,216)	(3,633,166)

Cash Flows from Investing Activities:
Purchases of property and equipment	(12,466)	(46,811)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	—	650,000
Proceeds from borrowings under revolving line of credit	—	2,900,000
Proceeds from other advances payable	2,260,205	—
Proceeds from the exercise of common stock options	—	249

Net cash provided by financing activities	2,260,205	3,550,249

Net Increase (Decrease) in Cash and Cash Equivalents	(1,055,477)	(129,728)
Cash and Cash Equivalents—Beginning	1,091,939	353,058

Cash and Cash Equivalents—Ending	$36,462	$223,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,750	$12,000

Cash paid for income taxes	$4,641	$3,162

Supplemental disclosure of non-cash transactions:
Discounts on convertible notes payable recorded as additional paid-in-capital	$—	$1,266,000

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

In the opinion of management, the information furnished in this Quarterly Report on Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month month periods ended June 28, 2008 and June 30, 2007. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Fair Value of Financial Instruments: The Company’s financial instruments consists of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, accrued expenses, and long and short-term borrowings. The fair value of these instruments approximates their recorded value. The Company does not have financial instruments with off-balance sheet risk. The fair value estimates were based on market information available to management as of June 28, 2008.

Financial instruments that potentially subject the Company to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivables. The Company invests cash through a high credit-quality financial institution, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

A concentration of credit risk may exist with respect to trade receivables. The Company performs ongoing credit evaluations of customers and generally do not require collateral from its customers. The Company reviews accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. The Company establishes a general reserve based on percentages applied to certain customers and accounts receivable aging categories. These percentages are based on management’s judgment and historical collection and write-off experience. The Company includes any balances that are determined to be uncollectible, along with the general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on its best estimate, the Company believes the allowance for doubtful accounts of $311,508 is adequate as presented. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular discipline or geographic area.

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

•

Pharmacy Claims Servicing Revenue—The Company acquires dispensed workers compensation pharmaceutical claims from a management company which aggregates the claims on behalf of a group of physician clinics that dispense the pharmaceuticals to their patients. Under the arrangement, the Company advances funds to the management company at a discounted percentage from the face amount of the claims being transferred. In return, the ownership and all rights to full payment of the claims from third party payers are assigned exclusively to the Company. The Company is free to pledge or exchange the transferred assets, and the transferor is not entitled to repurchase or redeem the claims. The Company has full responsibility for servicing the claims, including submission of the claims to third party payers (such as insurance companies and state workers compensation funds) and follow-up until settlement occurs. For claims with differences of billed amount against collected amount and all claims outstanding at sixty days after billed date, the Company has full–recourse and has the right to deduct the amount paid by the Company for such claims from any payments due hereunder with respect to other claims.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s losses have resulted in an accumulated deficit of $156,587,501 as of June 28, 2008. Operating activities consumed $3,303,216 in cash in the six months ended June 28, 2008. In addition, the Company has negative working capital of $5,792,587 as of June 28, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s plan for organic growth for fiscal year 2008 includes increasing its sales with existing customers through on-site assessments of their operations along with expanding the Company’s client base in the markets the Company currently operates. The plan includes support programs for the sales efforts including marketing, communications and program literature. The Company plans to increase its current sales force to 5 regional sales people and maximizing growth in their respective regions.

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

The Company does not anticipate devoting its resources to research and development in fiscal year 2008. The Company intends to continue adding to its product and service offerings that will generate new revenue opportunities, including but not limited to strategic acquisitions and mergers (see Note 8, Subsequent Events).

3.	New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

The Company has a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $3,000,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. At June 28, 2008, the interest rate on the revolving line of credit was 3.00%. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12.

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

Interest expense on the Sovereign Bank revolving line of credit was approximately $55,000 and $28,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. Interest expense on the Sovereign Bank revolving line of credit was approximately $19,000 and $28,000 for the three months ended June 28, 2008 and June 30, 2007, respectively. At June 28, 2008, the Company had an outstanding balance of $3,000,000 under this revolving line of credit.

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

Interest is payable, in cash, at maturity and accrues at 6% per annum. The entire principal amount of the 2006 Note is payable on its maturity date of June 28, 2008, subject to its earlier conversion, acceleration or redemption. However, the 2006 Note was not repaid, Vicis has not requested repayment and has not notified the

Company of an event of default. Currently, the Company is working with Vicis on an extension of the Note. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price).

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

Liquidated damages are paid in cash or unregistered shares, at the Company’s discretion and the amount is determined by a formula in the Investor Rights Agreement. The liquidated damages are 1% per month of the aggregate purchase price paid by the holder of the 2006 Note and are capped at 8% and a maximum period of eight (8) months. In accordance with FSP EITF 00-19-2, at December 31, 2006, the Company determined the transfer of consideration under the registration payment arrangement was probable and could be reasonably estimated. The Company estimated the penalty amount to be $160,000, the maximum penalty that could be payable in the event of a breach of the Investor Rights Agreement, and recognized the related contingent liability and expense for this amount. As of June 28, 2008, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

A schedule of the carrying value of the 2006 Note, as amended, and corresponding amortization of the discount is as follows:

Face amount of note	$2,000,000
Discount on face value	(163,720)

Carrying value after the July 2007 Agreement	1,836,280
Amortization of discount through June 28, 2008	163,720

Current carrying value at June 28, 2008	$2,000,000

Interest expense on the 2006 Note was approximately $66,000 and $63,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. Interest expense on the 2006 Note was approximately $33,000 and $32,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.

Convertible Notes Payable - $1,266,000 Vicis and Apogee Financial Investments

On April 17, 2007, the Company entered into a Securities Purchase and Exchange Agreement (“Purchase Agreement”) with Vicis and Apogee Financial Investments Inc. (“Apogee”). Pursuant to the Purchase Agreement, the Company issued (1) 6% convertible senior secured debentures in the aggregate principal amount of $1,050,000 to Vicis, as amended, convertible into shares of the Company’s common stock at a conversion price of $0.10 per share (the “Vicis Debentures”) and $216,000 to Apogee convertible into shares of the Company’s common stock at a conversion price of $0.30 (the “Apogee Debentures” and collectively with the Vicis Debentures, the “Debentures”), (2) warrants to purchase an aggregate of 7,500,000 shares of the Company’s common stock to Vicis, as amended, at an exercise price of $0.01 per share and (3) warrants to purchase an aggregate of 1,440,000 shares of the Company’s common stock to Apogee, as amended, at an exercise price of $0.20 per share. The Debentures mature on April 17, 2009 and are secured by a lien on all the personal property and assets of the Company. The warrants are exercisable for a period of five years.

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

A schedule of the carrying value of the Vicis Debentures, as amended, and corresponding amortization of the discount is as follows:

Face amount of note	$1,050,000
Discount on face value	(156,820)

Carrying value	893,180
Amortization of discount through June 28, 2008	83,141

Current carrying value at June 28, 2008	$976,321

A schedule of accretion of the carrying value of the Apogee Debentures and corresponding amortization of the discounts is as follows:

Face amount of note	$216,000
Discount on face value	(209,311)

Carrying value	6,689
Amortization of discount through June 28, 2008	38,546

Carrying value at June 28, 2008	$45,235

Interest expense on the Debentures was approximately $40,000 and $13,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. Interest expense on the Debentures was approximately $20,000 and $13,000 for the three months ended June 28, 2008 and June 30, 2007, respectively.

Convertible Notes Payable - $1,500,000 Vicis

On October 18, 2007, the Company issued a convertible note in the principal amount of $1,500,000 to Vicis. The maturity date of the note is October 12, 2008 and bears interest on the principal amount outstanding and unpaid from time to time at a rate of 10% per annum from the date hereof until paid in full. Interest shall be calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and shall accrue and be payable upon the maturity date or, thereafter, if any amounts are due and owing by the Company under this Note, then upon demand. The Company received $1,500,000 as consideration for the convertible note. If the Company completes a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. This note is only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the note will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved. Subsequent to June 30, 2008, this note and related accrued interest was converted into Series D Convertible Preferred Stock and no beneficial conversion resulted (see Note 8).

Interest expense on the note was approximately $40,000 and $78,000 for the three and six months ended June 28, 2008, respectively.

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

The Debentures are only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the Debentures will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved. Subsequent to June 30, 2008, this note and related accrued interest was converted into Series D Convertible Preferred Stock and no beneficial conversion resulted (see Note 8).

A schedule of the carrying value of the Vicis Debentures and corresponding amortization of the discount is as follows:

Face amount of note	$1,000,000
Discount on face value	(529,190)

Carrying value	470,810
Amortization of discount through June 28, 2008	235,410

Current carrying value at June 28, 2008	$706,220

Interest expense on the note was approximately $13,000 and $25,000 for the three and six months ended June 28, 2008, respectively.

Advances Payable - Vicis

In the quarter ended June 28, 2008, Vicis made advances to the Company of $655,000, totaling $2,260,205 (the “Advances Payable”). These advances have no stated interest rate and are due on demand. Subsequent to June 28, 2008, these advances were converted into Series D Convertible Preferred Stock and no beneficial conversion resulted (see Note 8).

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

	Six Months Ended
	June 28, 2008	June 30, 2007
Risk-free interest rate	3.34%	4.92%
Dividend yield	0.00%	0.00%
Expected volatility	100%	100%
Expected term (in years)	5.0	5.0

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	500,000	$0.01	7.6
Granted	—	—
Exercised	—	—
Lapsed/forfeited	—	—

Options outstanding at June 28, 2008	500,000	$0.01	7.3	$595,000

Options exercisable at June 28, 2008	375,000	$0.01	7.3	$446,250

As of June 28, 2008, there was no unrecognized compensation costs related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the six months ended June 28, 2008, the Company used the following assumptions:

Risk-free interest rate	2.81%
Dividend yield	0
Expected volatility	107%
Contractual term (in years)	3

In connection with a Separation Agreement (the “Agreement”) dated January 24, 2008 with Brian Lesperance, the Company’s former President and Chief Executive Officer, on February 23, 2008 the Company issued to Mr. Lesperance a warrant (the “Warrant”) to purchase an aggregate of 500,000 shares of the Company’s common stock, exercisable in whole or in part for three (3) years after the date of grant at an exercise price of $0.55 per share (subject to adjustment in the event of stock splits, stock dividends and other similar events affecting Company’s common stock). The Company estimated the fair value of the warrant to be $266,304 which is included in Selling, General and Administration expense in the six months ended June 28, 2008.

The following table summarizes the warrant activity in the six months ended June 28, 2008:

	Shares	Weighted average exercise price
Warrants outstanding at December 31, 2007	8,754,736	$0.36
Granted	500,000	0.55
Exercised	—	—
Lapsed/forfeited	—	—

Warrants outstanding at June 28, 2008	9,254,736	$0.37

Warrants exercisable at June 28, 2008	9,254,736	$0.37

Weighted average years remaining		3.9

The following table summarizes the status of the Company’s aggregate warrants as of June 28, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price
$0.55	500,000	$0.55	2.7	500,000	$0.55
$0.50	3,060,000	$0.50	4.4	3,060,000	$0.50
$0.40	2,500,000	$0.40	4.5	2,500,000	$0.40
$0.20	2,894,736	$0.20	3.3	2,894,736	$0.20
$0.01	300,000	$0.01	2.8	300,000	$0.01

Total Shares	9,254,736	$0.37	3.9	9,254,736	$0.37

8.	Subsequent Event

Reorganization Agreement

On July 25, 2008, the Company, Andover Medical, Inc., a Delaware corporation (“Andover”) and Certified Diabetics Services, Inc., a Delaware corporation (“CDIP”) entered into an Asset Purchase Agreement and Plan of Reorganization (the “Reorganization Agreement”), pursuant to which the Company will acquire substantially all of the assets of Andover and CDIP, including Andover’s and CDIP’s subsidiaries. Andover and CDIP are collectively referred to as the “Target Companies.”

Pursuant to the Reorganization Agreement, the Company will acquire the following subsidiaries of the Target Companies: (i) Certified Diabetic Supplies, Inc., (ii) CDS Health Management, Inc., (iii) CDS Medical Supplies, Inc., (iv) CDS Pharmacies, Inc., (v) Diabetic Plus, Inc., (vi) Ortho-Medical Products, Inc. and (vii) Rainier Surgical Incorporated.

The Reorganization Agreement provides that in exchange for substantially all of the assets of the Target Companies, including all of the capital stock of the above referenced subsidiaries, the Target Companies’ shareholders will receive shares of the Company’s common stock and preferred stock, as described below. As a result, the percentage of beneficial ownership of the Company common stock owned by each of the parties shall be as follows: (i) CDIP shareholders will own forty-five (45%) percent of the outstanding the Company common stock, (ii) existing the Company shareholders will own twenty (20%) percent of the outstanding the Company common stock, and (iii) Andover shareholders will own thirty-five (35%) percent of the outstanding the Company common stock (calculated on an as-converted basis, inclusive of common stock, preferred stock and convertible debentures, but exclusive of options and warrants which will be assumed by the Company). An additional eight (8%) percent of the issued and outstanding shares of common stock of the Company (calculated on the date of the closing of the transactions under the Reorganization Agreement (the “Closing Date”) in the same manner as set forth in the prior sentence) shall be placed in escrow to be issued to the former common and preferred shareholders of Andover and CDIP following the Closing Date based upon the respective performances of Andover and CDIP in achieving revenue and earnings targets during calendar year 2008.

The closing of the proposed transactions is conditioned upon and subject to respective shareholder approval, the effectiveness of a registration statement covering the shares of the Company common stock and preferred stock to be issued to the shareholders of the Target Companies, as well as shares of the Company common stock issuable upon the exercise of new warrants to be issued by the Company to former warrant holders of the Target Companies, all third-party consents and waivers being obtained, no material adverse change having occurred with respect to any of the three parties to the Reorganization Agreement, and other customary closing conditions.

The Company is in the process of determining the appropriate accounting for the Reorganization Agreement.

Series D Convertible Preferred Stock Financing

On July 29, 2008, the Company filed a Certificate of Designations with the Nevada Secretary of State to create a new class of preferred stock, the Series D Convertible Preferred Stock, $0.0001 par value per share (the “Series D Preferred Stock”). The number of authorized shares of Series D Preferred Stock is 798,906. As of July 31, 2008, the Company had 798,906 shares of its Series D Preferred Stock issued and outstanding, which, in the aggregate, converts into 7,989,062 shares of Common Stock. The Series D Preferred Stock has the following rights, preferences, privileges and restrictions:

•	Stated Value—$10.00 per share of Series D Preferred Stock.

•

Dividends—A holder of Series D Preferred Stock is entitled to receive a dividend at a rate per annum equal to ten percent (10%) of the stated value (initially $10.00 per share), payable semi-annually, at the option of the Company in cash, to the extent funds are legally available, or in shares of Common Stock at a ten percent (10%) discount to the market price (as such price is determined pursuant to the designations for the Series D Preferred Stock).

•

Voting Rights—The holders of Series D Preferred stock have the right to vote on an as-converted basis with the Company’s holders of Common Stock on all matters submitted to a vote of common stockholders. In addition, as long as twenty percent (20%) of the shares of Series D Preferred Stock issued and outstanding on the original issue date remain issued and outstanding, the Company cannot, without the prior approval of at least a majority of the holders of the then issued and outstanding shares of Series D Preferred Stock, voting as a separate class, take the following actions:

•	amend or otherwise restate the Company’s articles of incorporation in any manner that adversely affects the rights of the holders of Series D Preferred Stock;

•	alter or change adversely the voting or other powers, preferences, rights, privileges or restrictions of the Series D Preferred Stock;

•	increase the authorized number of shares of preferred stock;

•	redeem, purchase or otherwise acquire directly or indirectly any shares junior or pari passu with the Series D Preferred Stock;

•

directly or indirectly pay or declare any dividend or make any distribution in respect of any junior stock, or set aside any monies for the purchase or redemption (through a sinking fund or otherwise) of any junior stock or any shares pari passu with the Series D Preferred Stock;

•	authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series D Preferred Stock; and

•	enter into any agreement with respect to the foregoing.

•

Election of Directors—As long as fifty percent (50%) of the shares of Series D Preferred Stock issued and outstanding on the original issue date remain issued and outstanding, the holders of a majority of the shares of Series D Preferred Stock are entitled to nominate and elect four (4) members to the Company’s board of directors.

•

Liquidation Rights—In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series D Preferred Stock are entitled to be paid out of the assets available for distribution, before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Series D Preferred Stock, an amount equal to the stated value of the Series D Preferred Stock (initially $10.00 per share), plus accrued, unpaid dividends.

•

Redemption—Upon the occurrence of any of the following events, the holders of not less than a majority of the then issued and outstanding shares of Series D Preferred Stock may require the Company to redeem the Series D Preferred Stock at an amount equal to the stated value of the Series D Preferred Stock (initially $10.00 per share), plus accrued, unpaid dividends:

•

a transaction in which (a) the Company merges or consolidates with or into another entity and, after giving effect to such transaction, the stockholders of the Company own less than sixty-six percent (66%) of the aggregate voting power of the company or the successor entity of such transaction; (b) the Company sells all or substantially all of its assets in one transaction or a series of related transactions, and the stockholders of the Company own less than sixty-six percent (66%) of the aggregate voting power of the acquiring entity immediately after the transaction; or (c) the execution of an agreement to provide for the events in (a) through (b);

•

the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to the holders of the Series D Preferred Stock upon a conversion of the Series D Preferred Stock;

•

the Company fails to observe or perform any other covenant, agreement or warranty contained in its articles of incorporation (as amended by the Series D designation), and such failure or breach, if subject to the possibility of a cure by the Company, is not cured within twenty (20) calendar days after the date on which written notice of such failure or breach is delivered;

•	the Company files bankruptcy; or

•	any monetary judgment shall be entered or filed against the Company or its assets for greater than $100,000.

Conversion—Each share of Series D Preferred Stock, at its stated value of $10.00 per share, together with any accrued and unpaid dividends, is convertible at the option of the holder at any time into common stock at a price of $0.10 per share of Common Stock; provided, however, the holder is not entitled to convert any Series D Preferred Stock to the extent that, after such conversion, the sum of the number of shares of Common Stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of the Common Stock.

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

The discussion below focuses upon Medical Solutions Management Inc.’s and Ortho Supply Management, Inc.’s financial condition, results of operations and liquidity and capital resources for the three and six months ended June 28, 2008 and June 30, 2007. The terms “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

Results of Operations

We operate our business on a calendar year basis, consisting of four thirteen week quarters with the last month in each quarter being five weeks and with our fiscal year ending on December 31.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Set forth below are our net revenues.

	Three Months Ended
	June 28, 2008	June 30, 2007	Increase	% Increase
Sales of Medical Products	$734,026	$454,786	$279,240	61.4
Service Revenue	367,177	329,399	37,778	11.5

Total Revenue	$1,101,203	$784,185	$317,018	40.4

Revenue increased in the three months ended June 28, 2008 primarily due to the increase in the number of clinics under agreement from approximately 46 in the second quarter of 2007 to approximately 71 in the second quarter of 2008. An increase in market share throughout our operating regions in the United States has been the driving factor for the increase in clinics as we continue to grow our operations. Four clinics were added during the three months ended June 28, 2008. Service revenue increased from $329,399 in the second quarter of 2007 to $367,177 in the second quarter of 2008 mainly due to the increase in clinics driving billing and collection revenue from $32,452 in the second quarter of 2007 to $59,442 in the second quarter of 2008. The remaining increase relates to additional service revenue of $117,420 in the second quarter of 2008 compared to $92,057 in the second quarter of 2007 due to new clinics requiring on-site personnel.

Cost of Revenue. Set forth below are our cost of revenue.

	Three Months Ended
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue	Increase	% Increase
Cost of Medical Products	$507,356	69.1	$313,231	68.9	$194,125	62.0
Cost of Services	400,009	108.9	267,763	81.3	132,246	49.4

Costs of Revenue	$907,365	82.4	$580,994	74.1	$326,371	56.2

Cost of revenue increased in the second quarter 2008 primarily due to higher revenue from the increase in operating clinics over the comparative period in 2007. Cost of medical products as a percentage of revenue was slightly higher over the comparative period in 2007 due to product mix within the expansion into new regions. Cost of services increased as a percentage of service revenue due to an increase in personnel expenses of $308,338 for the second quarter of 2008 compared to $234,235 for the second quarter of 2007.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	Three Months Ended
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue	Increase (Decrease)	% Increase (Decrease)
Salaries and benefits	$317,685	28.8	$438,325	55.9	$(120,640)	(27.5)
Legal, consulting and insurance	246,983	22.4	289,453	36.9	(42,470)	(14.7)
All other	746,428	67.8	483,840	61.7	262,588	54.3

Selling, General and Administrative Expenses	$1,311,096	119.1	$1,211,618	154.5	$99,478	8.2

Salaries and Benefits Expense.

Salaries and benefits expense decreased during the second quarter 2008 due to a decrease in sales and administrative staff. Total employees for these two departments for the three months ended June 28, 2008 were 8 compared to 16 in the comparative period in 2007. We expect to add additional sales, administrative and service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expenses were $147,651 for the three months ended June 28, 2008, compared to $118,985 for the comparative period in 2007. The legal expenses incurred in the three months ended June 28, 2008 are primarily related to review of our periodic filings, general counsel services, as well as future financings. This compares to costs incurred in 2007 relating to securing new financing, review of our periodic filings, and general counsel expenses. Consulting expenses were $67,585 for the three months ended June 28, 2008 which consists of $40,000 for settlement on investment consulting services from the Gagnon Group and the balance related to independent contractors performing on-site customer service and support. This compares to $103,087 in the three month period ended June 30, 2007, which included services to obtain financing, marketing, and strategic services related to potential acquisitions and partnerships. Insurance costs were $31,747 for the three months ended June 28, 2008, compared to $67,381 in the comparative period in 2007 primarily due to the allocation of costs over an extended period of time in 2008 compared to that in 2007.

All Other Expenses.

Other significant operating expenses that comprise the increase in Other Expenses include printing and postage expenses of $43,790 for the three months ended June 28, 2008, or an increase of $3,405 compared to the three months ended June 30, 2007; billing services charges of $71,803 or an increase of $8,051 compared to the three months ended June 30, 2007; personnel fees related to temporary staffing of $111,317 or an increase of $111,l49 compared to the three months ended June 30, 2007; marketing program expenses of $24,138 or an increase of $9,947; recruitment expense of $1,500 or a decrease of $51,625; telephone and data expense of $14,671 or a decrease of $6,716; and bad debt expense related to uncollectible pharmaceutical claims of $100,595 compared to none for the same period in 2007 . The increase in operating expenses in 2008 over the comparable period in 2007 are mainly driven by higher sales volume, additional personnel support costs and other costs required to support a growing operation.

Other Income (Expense)

For the three months ended June 28, 2008, interest expense was $375,721 compared to $259,777 for the same period in 2007. The increased expense is a direct result of additional debt instruments in place as of the period ended June 28, 2008 compared to the same period in 2008. In the three months ended June 30, 2007, the Company recognized revolving line of credit financing expense of approximately $10,000,000.

Net Loss. Set forth below is our Net loss.

	Three Months Ended
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue	Decrease	% Decrease
Net Loss	$(1,492,708)	(135.6)	$(11,290,553)	(1,439.9)	$9,797,844	86.8

The net loss for the three months ended June 28, 2008 was primarily attributable to interest expense and the bad debt expense related to the uncollectible pharmaceutical claims. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in additional service support personnel to drive additional revenue growth in the future.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Set forth below are our net revenues.

	Six Months Ended			%
	June 28, 2008	June 30, 2007	Increase	Increase
Sales of Medical Products	$1,456,589	$1,104,721	$351,868	31.9
Service Revenue	951,274	411,298	539,976	131.3

Total Revenue	$2,407,863	$1,516,019	$891,844	58.8

Revenue from medical products increased in the six months ended June 28, 2008 primarily due to the increase in the number of clinics under agreement from approximately 46 in the six months ended June 30, 2007 to approximately 71 in the six months ended June 28, 2008. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. A total of twelve clinics were added during the six months ended June 28, 2008. Service revenue increased mainly due to the increase in pharmaceutical claims acquisition, and processing the claims from $231,979 in the six months ended June 30, 2007 to approximately $600,000 in the six months ended June 28, 2008. Additionally, service revenue increased due to the increase in the number of clinics resulting in the increase of billing and collection revenue to $105,792 in the six months ended June 28, 2008 from $53,204 in the six months ended June 30, 2007, plus additional revenue from physician extenders of $227,987, an increase of $101,873 over the comparable period in 2007.

Cost of Revenue. Set forth below are the cost of revenue.

	Six Months Ended				Increase	% Increase
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue
Cost of Medical Products	$987,873	67.8	$716,526	64.9	$271,347	37.9
Cost of services	969,810	101.9	414,506	100.8	555,304	134.0

Costs of Products and Services	$1,957,683	81.3	$1,131,032	74.6	$826,651	73.1

Cost of revenue increased primarily due to higher revenue from the increase in the number of operating clinics over the comparative period in 2007. Cost of medical products sales increased as a percentage of revenue over the comparative period in 2007 due to product mix within the expansion into new regions. Cost of services revenue increased slightly as a percentage of revenue over the comparative period in 2007 mainly due to the additional revenue recognized for the pharmaceutical claims processed, which was 40% of the current revenue of $600,084 for the comparative period in 2007. As discussed more fully in the notes to our financial statements, pharmaceutical claim revenue is recognized on a net basis and as collected.

Selling, General and Administrative Expenses. Set forth below are our selling, general and administrative expenses.

	Six Months Ended				Increase (Decrease)	% Increase (Decrease)
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue
Salaries and benefits	$890,951	37.0	$852,786	56.3	$38,165	4.5
Legal, consulting and insurance	387,661	16.1	498,507	32.9	(110,846)	(22.2)
All other	1,553,337	64.5	939,748	61.9	613,589	65.3

Selling, General and Administrative Expenses	$2,831,949	117.6	$2,291,041	151.1	$540,908	23.6

Salaries and Benefits Expense.

Salaries and benefits expense increased primarily due to the severance agreement related to the departure of our President and Chief Executive Officer, Brian Lesperance, during the first quarter of 2008. Total employees for the six months ended June 28, 2008 were 36, the same for the comparative period in 2007. We expect to continue to add additional sales and service support staff as we expand our operations.

Legal, Consulting and Insurance Expenses.

Legal expense was $224,429 and consulting expense was $108,761 for the six months ended June 28, 2008 compared to $237,899 and $175,647 respectively for the comparative period in the six months ended June 30, 2007. The expenses incurred in the six months ended June 28, 2008, as well as the six months ended June 30, 2007, are primarily related to services rendered to secure additional financing, review of our periodic and other filings, as well as general counsel services. Consulting expenses are lower for the six months ended June 28, 2008 due to the absence of specific independent contractor arrangements compared to the six months ended June 30, 2007. Insurance costs were $54,471 for the six months ended June 28, 2008 compared to $84,961 in the comparative period in 2007 due to the allocation of costs over an extended period of time in 2008 compared to that in 2007.

All Other Expenses.

Expense of $266,304 was recognized related to the fair value of warrants issued to Brian Lesperance as part of the separation agreement between Mr. Lesperance and the Company. Other expenses for the six months ended June 28, 2008 include office supplies, printing and postage expenses of $111,063, or an increase of $13,445 from the six months ended June 30, 2007; software and IT support of $33,363 or a decrease of $21,715; accounting and audit fees of $104,371 or an increase of $49,312; recruitment expenses of $2,000 or a decrease of $53,223; billing service charges of $159,597 or an increase of $58,420; travel of $117,670 or a decrease of $46,990; personnel services of $188,159 or an increase of $186,791 due to an increase of our temporary personnel compared to direct labor; telephone and data communications expense of $33,542 or a decrease of $12,367; bad debt expense of $120,984 compared to none in the comparative period in 2007 for uncollectible pharmaceutical claims; doubtful allowance reserve expense of $108,075 or an increase of $57,232; rent expense of $40,008 or an increase of $16,822 due to additional office space leased beginning in the fourth quarter of 2007; and bank charges of $16,904 or an increase of $14,512 due to increased usage of lockbox accounts. The increase in expenses over the comparable six month period reflects the increase in personnel support costs, higher sales volume and other expenses required to support a growing operation.

Other Income (Expense)

For the six months ended June 28, 2008, interest expense was $738,102 compared to $429,631 for the same period in 2007. The increased expense is a direct result of additional debt instruments in place as of the period ended June 28, 2008 compared to the same period in 2007. In the three months ended June 30, 2007, we recognized revolving line of credit financing expense of approximately $21,500,000 and approximately $8,700,000 of note extension expense.

Net Loss. Set forth below is our net loss.

	Six Months Ended				Decrease	% Decrease
	June 28, 2008	% of Revenue	June 30, 2007	% of Revenue
Net Loss	$(3,121,245)	(129.6)	$(32,508,221)	(2,144.3)	$29,386,975	90.4

Approximately one-third of the net loss for the six months ended June 28, 2008 was attributable to interest expense and the cash and non-cash charges in relation to the separation agreement with Brian Lesperance. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in additional service support personnel to drive additional revenue growth in the future.

Liquidity and Capital Resources

During the six months ended June 28, 2008, cash used in operating activities was $3,303,216, compared to $3,633,166 in the comparative period in 2007. Financing activities including advances from Vicis totaling $2,260,205 offset the overall net decrease in cash to $1,055,477. As of June 28, 2008, we had $7,207,543 in total assets, compared to $6,375,354 as of December 31, 2007. Total liabilities at the end of the period were $12,848,837 compared to $ 9,161,107 as of December 31, 2007.

Off Balance Sheet Arrangements

We do not have any off—balance sheet arrangements that have or are reasonably likely to have a material impact of our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President and Controller (our principal executive officer and principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Vice President and Controller concluded as of June 28, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

The Company has identified the following material weaknesses in our internal control over financial reporting:

•

The Company did not establish and maintain adequate segregation of duties without appropriate alternative controls particularly in the areas of recording accounting transactions and administration of accounting applications.

•

Inadequate controls and procedures were in place to assign, monitor and regulate access to the company computing infrastructure including networks, servers and applications and access to accounting applications. Additionally the patient billing system has one group account (with non-expiring password and no other restrictive controls) that is shared among ten or more individuals.

The Company has formulated a strategic plan to remediate the material weaknesses noted above. Those plans include establishing new procedures and hiring additional personnel, as resources permit, in order to provide for more segregation of duties, using a financial statement disclosure checklist for future reports and replacing the patient billing system with a new system with better access controls. The Company expects to make additional investments in its internal IT support structure, including systems, applications, processes and personnel. Currently, the Company expects that the implementation of the internal IT support structure will be completed by the fourth quarter of 2008 and the new patient billing system will be implemented by the end of the fourth quarter of 2008, although the Company cannot provide any assurances that it will be able to do so in this timeframe.

Changes in internal control over financial reporting.

The following changes to the Company’s internal control over financial reporting were implemented during the period covered by this Quarterly Report addressing previously reported material weaknesses:

•	The Company has implemented the use of financial disclosure and period end checklists in order to increase control over the period end close process.

•

The Company is currently reviewing accounts receivable on a bi-weekly basis and taking appropriate steps to place delinquent accounts on credit hold to maintain control over its outstanding receivables.

•	While the Company continues to utilize spreadsheets to reconcile inventory records, these documents are stored on the network with restricted user access.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On June 28, 2006, the Company issued to Vicis Capital Master Fund a Senior Secured Convertible Note (“2006 Note”) in aggregate the principal amount of $2,000,000. The entire principal amount of the 2006 Note was payable on its maturity date of June 28, 2008, subject to its earlier conversion, acceleration or redemption. However, the 2006 Note was not paid as of June 26, 2008 and has not yet been repaid. Vicis Capital Master Fund has not requested repayment of the 2006 Note and has not notified the Company of an event of default. Currently, the Company is working with Vicis Capital Master Fund for an extension of the 2006 Note. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price). Interest is payable, in cash, at maturity and accrues at 6% per annum. The total amount of the default as of August 8, 2008, both principal and interest, is approximately $2,270,000.

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

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: August 11, 2008	By:	/s/ Lowell M. Fisher
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