Form 10-Q
period 2008-09-27
MEDICAL SOLUTIONS MANAGEMENT INC.
filed 2008-11-14
CIK 104401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 27, 2008

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

As of November 10, 2008, there were 58,218,007 shares of the issuer’s common stock issued and outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Medical Solutions Management Inc.

Consolidated Balance Sheets

	September 27, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current Assets:
Cash and cash equivalents	$978,216	$1,091,939
Trade accounts receivable, net	1,203,097	1,254,483
Other receivables, net	5,598,989	3,603,681
Inventory	177,528	129,152
Prepaid expenses	55,014	26,317

Total current assets	8,012,844	6,105,572
Property and equipment, net	74,288	110,420
Debt issuance costs, net	15,938	159,362

Total Assets	$8,103,070	$6,375,354

Liabilities, Preferred Stock and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$1,031,598	$650,394
Accrued expenses	975,013	636,024
Borrowings under revolving line of credit	3,000,000	3,000,000
Convertible notes payable due in less than one year (net of discounts of $192,906 and $599,650 at September 27, 2008 and December 31, 2007, respectively)	3,098,092	3,925,350

Total current liabilities	8,104,703	8,211,768
Long-term Debt:
Convertible notes payable – long term (net of discounts of $0 and $316,061 at September 27, 2008 and December 31, 2007, respectively)	—	949,939

Total Liabilities	8,104,703	9,161,707

Series D Convertible Preferred stock – 798,906 authorized, $0.0001 par value, 798,906 issued and outstanding as of September 27, 2008 and 0 issued and outstanding at December 31, 2007, respectively (preference in liquidation of $8,124,432 at September 27, 2008)	8,124,432	—

Commitments and contingencies
Stockholders’ Deficiency:
Common stock – 200,000,000 authorized, $0.0001 par value, 58,218,007 issued and outstanding at September 27, 2008 and December 31, 2007	5,822	5,822
Additional paid in-capital	150,516,899	150,674,080
Accumulated deficit	(158,648,786)	(153,466,255)

Total Stockholders’ Deficiency	(8,126,065)	(2,786,353)

Total Liabilities, Preferred Stock and Stockholders’ Deficiency	$8,103,070	$6,375,354

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Operations for the Three and

Nine Months Ended September 27, 2008 and September 29, 2007

(unaudited)

	Nine Months Ended		Three Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue:
Sales of Medical Products	$2,099,035	$1,627,829	$642,446	$523,108
Service Revenue	1,253,011	947,721	301,737	536,423

Total revenue	3,352,046	2,575,550	944,183	1,059,531

Cost of Revenue:
Cost of Medical Products	1,424,401	1,111,927	436,528	395,401
Cost of Services	1,351,191	806,677	381,381	392,171

Total Cost of Revenue	2,775,592	1,918,604	817,909	787,572

Gross Profit	576,454	656,946	126,274	271,959
Selling, General and Administrative Expenses	4,473,826	3,541,540	1,641,877	1,250,499

Operating Loss	(3,897,372)	(2,884,594)	(1,515,603)	(978,540)

Other Income (Expense)
Interest Income	7,532	9,807	4,265	7,417
Interest Expense, net	(1,040,711)	(629,548)	(302,609)	(199,917)
Revolving line of credit financing expense	—	(21,494,876)	—	—
Note extension expense	—	(8,676,888)	—	—
Debt extinguishment loss	(247,339)	(112,513,239)	(247,339)	(112,513,239)

Other Income (Expense), net	(1,280,518)	(143,304,744)	(545,683)	(112,705,739)

Net Loss Before Income Taxes	(5,177,890)	(146,189,338)	(2,061,286)	(113,684,279)
Provision for Income Taxes	4,641	5,133	—	1,971

Net Loss	(5,182,531)	(146,194,471)	(2,061,286)	(113,686,250)
Accretion of Series D Convertible Preferred Stock to redemption value	(7,989,062)	—	(7,989,062)	—
Accretion of dividends on Series D Convertible Preferred Stock	(135,370)	—	(135,370)	—

Net Loss applicable to common stockholders	$(13,306,963)	$(146,194,471)	$(10,185,718)	$(113,686,250)

Basic and Diluted Net Loss Per Common Share	$(0.23)	$(4.61)	$(0.18)	$(2.10)

Weighted Average Common Shares Outstanding (Basic and Diluted)	58,218,007	31,696,102	58,218,007	54,060,240

See Notes to Unaudited Interim Financial Statements.

Medical Solutions Management Inc.

Consolidated Statements of Cash Flows for the

Nine Months Ended September 27, 2008 and September 29, 2007

(unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities:
Net loss	$(5,182,531)	$(146,194,471)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Increase in allowance for doubtful accounts	267,055	59,521
Depreciation and amortization	52,674	43,702
Non-cash interest expense related to amortization of debt discounts and debt issuance costs	620,773	417,772
Fair value of warrants issued for revolving line of credit financing	—	21,494,876
Fair value of warrants issued for extension on maturity of convertible notes	—	8,676,888
Fair value of warrants issued as part of separation agreement	266,304	—
Debt extinguishment loss	247,339	112,513,239
Changes in Operating Assets and Liabilities:
Trade accounts receivable	(215,669)	(834,104)
Other receivables	(1,995,308)	(2,919,852)
Inventory	(48,376)	42,075
Prepaid expenses	(28,697)	25,153
Accounts payable	381,204	562,780
Accrued expenses	567,846	198,125

Net cash used by operating activities	(5,067,386)	(5,914,296)

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,542)	(47,297)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	—	650,000
Proceeds from debt modification		2,100,000
Proceeds from borrowings under revolving line of credit	—	3,000,000
Proceeds from other advances payable	2,260,205	—
Proceeds from preferred stock offering, net	2,710,000	—
Proceeds from the exercise of common stock options and warrants	—	377,447

Net cash provided by financing activities	4,970,205	6,127,447

Net Increase (Decrease) in Cash and Cash Equivalents	(113,723)	165,854
Cash and Cash Equivalents - Beginning	1,091,939	353,058

Cash and Cash Equivalents - Ending	$978,216	$518,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$84,750	$55,869

Cash paid for income taxes	$4,641	$4,369

Supplemental disclosure of non-cash transactions:
Convertible notes payable and advances payable exchanged for Series D Convertible Preferred Stock	$4,760,205	$—

Accrued interest on convertible notes payable exchanged for Series D Convertible Preferred Stock	$228,857	$—

Discounts on convertible notes payable recorded as additional paid-in-capital	$—	$1,266,000

Incremental fair value of modified warrants recorded as debt issuance costs and additional paid-in capital	$—	254,978

Incremental fair value of modified warrants recorded as debt extinguishment loss and additional paid-in capital	$—	9,267,179

Fair value of embedded conversion feature of modified debentures recorded as debt extinguishment loss and additional paid-in capital	$—	103,906,879

Adjustment of debenture carrying value to fair value recorded as a debt extinguishment loss	$—	$1,439,181

See Notes to Unaudited Interim Financial Statements

MEDICAL SOLUTIONS MANAGEMENT INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial statements presented herein have been prepared by Medical Solutions Management Inc., a Nevada corporation (“MSMI” and collectively with its wholly-owned subsidiary, OrthoSupply Management, Inc., a Delaware corporation, the “Company”) in accordance with the accounting policies described in the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 and should be read in conjunction with the notes to consolidated financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Amounts from the Company’s fiscal year 2007 may also be reclassified to conform to current fiscal year 2008 classifications. On an on going basis, the Company evaluates its estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Quarterly Report on Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-month month periods ended September 27, 2008 and September 29, 2007. All such adjustments are of a normal recurring nature. The consolidated financial statements have been prepared in accordance with the instructions to Quarterly Report on Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Reorganization Agreement

On July 25, 2008, MSMI, Andover Medical, Inc., a Delaware corporation (“Andover”) and Certified Diabetics Services, Inc., a Delaware corporation (“CDIP”) entered into an Asset Purchase Agreement and Plan of Reorganization (the “Reorganization Agreement”), pursuant to which MSMI will acquire substantially all of the assets of Andover and CDIP, including Andover’s and CDIP’s subsidiaries. Andover and CDIP are collectively referred to as the “Target Companies.”

Pursuant to the Reorganization Agreement, MSMI will acquire the following subsidiaries of the Target Companies: (i) Certified Diabetic Supplies, Inc., (ii) CDS Health Management, Inc., (iii) CDS Medical Supplies, Inc., (iv) CDS Pharmacies, Inc., (v) Diabetic Plus, Inc., (vi) Ortho-Medical Products, Inc. and (vii) Rainier Surgical Incorporated.

The Reorganization Agreement provides that in exchange for substantially all of the assets of the Target Companies, including all of the capital stock of the above referenced subsidiaries, the Target Companies’ shareholders will receive shares of MSMI’s common stock and preferred stock, as described below. As a result, the percentage of beneficial ownership of MSMI’s common stock owned by each of the parties shall be as follows: (i) CDIP shareholders will own forty-five (45%) percent of the outstanding MSMI common stock, (ii) the existing shareholders will own twenty (20%) percent of the outstanding MSMI common stock, and (iii) Andover shareholders will own thirty-five (35%) percent of the outstanding MSMI common stock (calculated on an as-converted basis, inclusive of common stock, preferred stock and convertible debentures, but exclusive of options and warrants which will be assumed by MSMI). An additional eight (8%) percent of the issued and outstanding shares of common stock of MSMI (calculated on the date of the closing of the transactions under the Reorganization Agreement (the “Closing Date”) in the same manner as set forth in the prior sentence) shall be placed in escrow to be issued to the former common and preferred shareholders of Andover and CDIP following the Closing Date based upon the respective performances of Andover and CDIP in achieving revenue and earnings targets during calendar year 2008.

The closing of the proposed transactions is conditioned upon and subject to respective shareholder approval, the effectiveness of a registration statement covering the shares of MSMI common stock and preferred stock to be issued to the shareholders of the Target Companies, as well as shares of MSMI common stock issuable upon the exercise of new warrants to be issued by MSMI to former warrant holders of the Target Companies, all third-party consents and waivers being obtained, no material adverse change having occurred with respect to any of the three parties to the Reorganization Agreement, and other customary closing conditions.

The Company is in the process of determining the appropriate accounting for the Reorganization Agreement.

2.	Going Concern and Management’s Plan

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s losses have resulted in an accumulated deficit of $158,648,786 as of September 27, 2008. Operating activities consumed $5,067,386 in cash in the nine months ended September 27, 2008. In addition, the Company has negative working capital of $91,859 as of September 27, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company does not anticipate devoting its resources to research and development in fiscal year 2008. The Company intends to continue adding to its product and service offerings that will generate new revenue opportunities, including but not limited to strategic acquisitions and mergers (see Note 1, Basis of Presentation).

3.	New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

The Company has a Revolving Line of Credit Agreement (the “Line of Credit Agreement”) with Sovereign Bank (“Sovereign Bank”) pursuant to which Sovereign Bank established a revolving line of credit in favor of the Company in the aggregate principal amount of $3,000,000. The Company’s right to request loans under this Line of Credit Agreement terminates 120 days prior to expiration of the letter of credit described below. Any loans made to the Company under the Line of Credit Agreement bear interest at a fluctuating rate per annum equal to, at the election of the Company, (i) the sum of the then LIBOR rate plus a margin ranging from .75% to 1.25% or (ii) the then Prime rate less 200 basis points. At September 27, 2008, the interest rate on the revolving line of credit was 2.50%. The Company is required to pay to Sovereign Bank a monthly fee on any unused amounts under the line of credit equal to the product obtained by multiplying the average unused amount for a given month by a fraction, the numerator of which ranges from .125% to .25% and the denominator of which is 12.

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

MSMI, Vicis and OrthoSupply entered into a Guarantee Fee, Reimbursement and Indemnification Agreement pursuant to which MSMI agreed to reimburse Vicis for any payment Vicis is required to make under the CTC Agreement. OrthoSupply guaranteed MSMI’s performance of its obligations under this agreement. In the event Vicis is required to make any payment under the CTC Agreement or any assets of Vicis deposited with CTC are foreclosed or otherwise taken, the Company is obligated to immediately reimburse Vicis for the amount paid or the value of the assets taken. If the Company does not timely reimburse Vicis it is obligated to issue to Vicis and to Midtown Partners & Co., LLC (“Midtown”) warrants to purchase a number of shares of common stock equal to 200% (in the case of Vicis) and 10% (in the case of Midtown) of the value of the Vicis assets taken, which warrants shall be exercisable for five years at a per share exercise price of $1.00.

Interest expense on the Sovereign Bank revolving line of credit was approximately $78,000 and $70,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. Interest expense on the Sovereign Bank revolving line of credit was approximately $23,000 and $42,000 for the three months ended September 27, 2008 and September 29, 2007, respectively. At September 27, 2008, the Company had an outstanding balance of $3,000,000 under this revolving line of credit.

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

In connection with issuance of the 2006 Note and Warrants, on June 28, 2006 the Company entered into an Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”) with Vicis and certain other stockholders, pursuant to which the Company is obligated to register with the SEC the shares of common stock underlying the 2006 Note, Warrants and shares held by certain other stockholders. As of September 27, 2008, accrued expenses include $160,000 related to this and no liquidated damages have been paid.

The face amount and carrying amount of the 2006 Note was $2,000,000 at September 27, 2008.

        Interest expense on the 2006 Note was approximately $100,000 and $95,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. Interest expense on the 2006 Note was approximately $34,000 and $32,000 for the three months ended September 27, 2008 and September 29, 2007, respectively.

Convertible Notes Payable - $1,266,000 Vicis Capital Master Fund and Apogee Financial Investments

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

A schedule of the carrying value of the Vicis Debentures, as amended, and corresponding amortization of the discount is as follows:

Face amount of note	$1,050,000
Discount on face value	(156,820)

Carrying value	893,180
Amortization of discount through September 27, 2008	105,855

Current carrying value at September 27, 2008	$999,035

A schedule of accretion of the carrying value of the Apogee Debentures and corresponding amortization of the discounts is as follows:

Face amount of note	$216,000
Discount on face value	(209,311)

Carrying value	6,689
Amortization of discount through September 27, 2008	67,370
Carrying value at September 27, 2008	$74,059

Interest expense on the Debentures was approximately $48,000 and $37,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. Interest expense on the Debentures was approximately $8,000 and $19,000 for the three months ended September 27, 2008 and September 29, 2007, respectively.

Convertible Notes Payable - $1,500,000 Vicis Capital Master Fund

On October 18, 2007, the Company issued a convertible note in the principal amount of $1,500,000 to Vicis. The maturity date of the note is October 12, 2008 and bears interest on the principal amount outstanding and unpaid from time to time at a rate of 10% per annum from the date hereof until paid in full. Interest shall be calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and shall accrue and be payable upon the maturity date or, thereafter, if any amounts are due and owing by the Company under this Note, then upon demand. The Company received $1,500,000 as consideration for the convertible note. If the Company completes a subsequent financing of convertible debentures and warrants, the convertible note issued to Vicis shall be converted into securities issuable in such financing. This note is only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the note will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved. On July 30, 2008, this note and related accrued interest were converted into Series D Convertible Preferred Stock (see Note 7).

Interest expense on the note was approximately $13,000 and $91,000 for the three and nine months ended September 27, 2008, respectively.

Convertible Notes Payable - $1,000,000 Vicis Capital Master Fund

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

The Debentures are only convertible upon the occurrence of a future financing, the price at which any such financing would occur is not known and the number of shares into which the Debentures will convert is not known as of the date of issuance. Therefore, the Company is unable to determine if a beneficial conversion feature exists. Any contingent beneficial conversion feature will be recognized in the period in which these contingencies are resolved. On July 30, 2008, this note and related accrued interest was converted into Series D Convertible Preferred Stock (see Note 7).

Interest expense on the note was approximately $4,000 and $30,000 for the three and nine months ended September 27, 2008, respectively.

Advances Payable - Vicis

In the nine months ended September 27, 2008, Vicis made advances to the Company totaling $2,260,205 (the “Advances Payable”). The Advances Payable have no stated interest rate and are due on demand. On July 30, 2008, the Advances Payable were exchanged for Series D Convertible Preferred Stock (see Note 7). As part of this exchange, the Company agreed to pay 10% interest on the Advances Payable through the date of the exchange. Therefore, included in interest expense for the three months ended September 27, 2008 is approximately $78,000 related to Advances Payable.

Other

Also included in interest expense in the three and nine months ended September 27, 2008 is the amortization of discounts of approximately $52,000 and $429,000, respectively, and amortization of deferred financing costs of approximately $48,000 and $143,000, respectively.

7.	Series D Convertible Preferred Stock Financing

On July 29, 2008, the Company filed a Certificate of Designations with the Nevada Secretary of State to create a new class of preferred stock, the Series D Voting Convertible Preferred Stock, $0.0001 par value per share (the “Series D Preferred Stock”). Of the 5,000,000 shares of authorized Preferred Stock, 798,906 shares are designated Series D Convertible Preferred Stock. On July 30, 2008 the Company entered into a Securities Purchase Agreement (the “Agreement”) and issued a total of 798,906 shares of Series D Convertible Preferred Stock. The Company issued 300,000 shares of Series D Convertible Preferred Stock for gross cash proceeds of $3,000,000. In addition, the convertible notes payable, advances payable and accrued interest totaling $4,989,062 converted into 498,906 shares of Series D Convertible Preferred Stock. As of September 27, 2008, the Company had 789,906 shares of its Series D Preferred Stock issued and outstanding, which, in the aggregate, converts into 7,989,062 shares of Common Stock. The Series D Preferred Stock has the following rights, preferences, privileges and restrictions:

•	Stated Value - $10.00 per share of Series D Preferred Stock.

•

Dividends - A holder of Series D Preferred Stock is entitled to receive a dividend at a rate per annum equal to ten percent (10%) of the stated value (initially $10.00 per share), payable semi-annually, at the option of the company in cash, to the extent funds are legally available, or in shares of common stock at a ten percent (10%) discount to the market price (as such price is determined pursuant to the designations for the Series D Preferred Stock).

•

Voting Rights - The holders of Series D Preferred stock have the right to vote on an as-converted basis with the Company’s holders of Common Stock on all matters submitted to a vote of common stockholders. In addition, as long as twenty percent (20%) of the shares of Series D Preferred Stock issued and outstanding on the original issue date remain issued and outstanding, the Company cannot, without the prior approval of at least a majority of the holders of the then issued and outstanding shares of Series D Preferred Stock, voting as a separate class, take the following actions:

¡	amend or otherwise restate the Company’s articles of incorporation in any manner that adversely affects the rights of the holders of Series D Preferred Stock;

¡	alter or change adversely the voting or other powers, preferences, rights, privileges or restrictions of the Series D Preferred Stock;

¡	increase the authorized number of shares of preferred stock;

¡	redeem, purchase or otherwise acquire directly or indirectly any shares junior or pari passu with the Series D Preferred Stock;

¡

directly or indirectly pay or declare any dividend or make any distribution in respect of any junior stock, or set aside any monies for the purchase or redemption (through a sinking fund or otherwise) of any junior stock or any shares pari passu with the Series D Preferred Stock; and

¡	authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series D Preferred Stock.

•

Election of Directors - As long as fifty percent (50%) of the shares of Series D Preferred Stock issued and outstanding on the original issue date remain issued and outstanding, the holders of a majority of the shares of Series D Preferred Stock are entitled to nominate and elect four (4) members to the Company’s board of directors.

•

Liquidation Rights - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series D Preferred Stock are entitled to be paid out of the assets available for distribution, before any payment shall be made to the holders of common stock or any other class or series of stock ranking on liquidation junior to the Series D Preferred Stock, an amount equal to the stated value of the Series D Preferred Stock (initially $10.00 per share), plus accrued, unpaid dividends.

•

Redemption - Upon the occurrence of any of the following events, the holders of not less than a majority of the then issued and outstanding shares of Series D Preferred Stock may require the Company to redeem the Series D Preferred Stock at an amount equal to the stated value of the Series D Preferred Stock (initially $10.00 per share), plus accrued, unpaid dividends:

¡

a transaction in which (a) the Company merges or consolidates with or into another entity and, after giving effect to such transaction, the stockholders of the Company own less than sixty-six percent (66%) of the aggregate voting power of the company or the successor entity of such transaction; (b) the Company sells all or substantially all of its assets in one transaction or a series of related transactions, and the stockholders of the Company own less than sixty-six percent (66%) of the aggregate voting power of the acquiring entity immediately after the transaction; (c) any tender offer or exchange offer is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares for other securities, cash or property; or (d) the Company reclassifies its Common Stock or effects any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property;

¡

the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue to the holders of the Series D Preferred Stock upon a conversion of the Series D Preferred Stock;

¡

the Company fails to observe or perform any other covenant, agreement or warranty contained in its articles of incorporation (as amended by the Series D designation), and such failure or breach, if subject to the possibility of a cure by the Company, is not cured within twenty (20) calendar days after the date on which written notice of such failure or breach is delivered;

¡	the Company files bankruptcy; or

¡	any monetary judgment shall be entered or filed against the Company or its assets for greater than $100,000.

•

Conversion - Each share of Series D Preferred Stock, at its stated value of $10.00 per share, together with any accrued and unpaid dividends, is convertible at the option of the holder at any time into common stock at a price of $0.10 per share of common stock; provided, however, the holder is not entitled to convert any Series D Preferred Stock to the extent that, after such conversion, the sum of the number of shares of common stock beneficially owned by such holder and its affiliates, will result in beneficial ownership of more than 4.99% of the outstanding shares of the Common Stock.

Accounting Treatment

The Company has concluded the Series D Preferred Stock does not meet the definition of “mandatorily redeemable” under SFAS 150, “Accounting For Certain Instruments with Characteristics of Both Liabilities and Equity” due to the conversion rights. The Company also concluded that certain of the events triggering redemption, as described above, are not entirely within the control of the Company. Therefore, in accordance with ASR 268 and EITF Topic D-98, the Series D Preferred Stock will be recorded as temporary equity (i.e. in the mezzanine), separate from permanent equity.

For the Series D Preferred Stock issued for gross cash proceeds of $3,000,000, the Company determined that the fair value of the Series D Preferred Stock was $3,000,000. Next, the Company considered the embedded conversion feature of the Series D Preferred Stock in accordance with EITF 98-5 and EITF 00-27. Since the effective conversion price of $0.10 per share was less than the $1.01 fair value of the common stock on the date of issuance, the Company determined that there was a beneficial conversion feature of $27,300,000, which was limited to the proceeds received of $3,000,000. Since the Series D Preferred Stock has no stated redemption date and is convertible immediately, the Company accreted the Series D Preferred Stock to its redemption amount of $3,000,000 immediately. The net impact of these entries was offsetting debits and credits to Series D Preferred Stock and additional paid-in capital with no net impact. The accretion of the Series D Preferred Stock to its redemption value is reflected as a deemed dividend in arriving at net loss applicable to common stockholders.

For the Series D Preferred Stock issued in exchange for convertible notes payable, advances payable and accrued interest, the Company concluded that, since the liabilities did not originally contain the right to convert into Series D Preferred Stock, the exchange represented an extinguishment of the liabilities in accordance with FASB Technical Bulletin 80-1. However, the Company determined that the fair value of the Series D Preferred Stock equaled the face value of the liabilities extinguished. On the date of the extinguishment, the carrying value of the liabilities was $247,339 less than its face value so the Company recorded extinguishment loss for this amount in the three months ended September 27, 2008. Since the effective conversion price of $0.10 per share was less than the $1.01 fair value of the common stock on the date of issuance, the Company determined that there was a beneficial conversion feature of $45,400,000, which was limited to the fair value of the liabilities extinguished of $4,989,062. The Company accreted the Series D Preferred Stock to its redemption amount of $4,989,062 immediately. The net impact of these entries was offsetting debits and credits to Series D Preferred Stock and additional paid-in capital with no net impact. The accretion of the Series D Preferred Stock to its redemption value is reflected as a deemed dividend in arriving at net loss applicable to common stockholders.

The Company incurred stock issuance costs of $290,000 related to the issuance of Series D Preferred Stock which were net against the proceeds. In the three and nine months ended September 27, 2008, the Company accreted dividends of the Series D Preferred Stock of $135,370 which is also reflected as a deemed dividend in arriving at net loss applicable to common stockholders.

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

Summary of Option Activity

In estimating the fair value of share-based compensation, the Company uses the quoted market price of common stock as determined in the most active market for stock awards, and the Black Scholes Option Pricing Model for stock options. The Company estimates future volatility based on historical volatility of its common stock; and the Company estimates the expected term of the option on several criteria, including the vesting period of the grant, and the contractual term. No options were granted in the three and nine months ended September 27, 2008 and September 29, 2007.

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	500,000	$0.01	7.3
Granted	—	—
Exercised	—	—
Lapsed/forfeited	—	—

Options outstanding at September 27, 2008	500,000	$0.01	7.0	$95,000

Options exercisable at September 27, 2008	375,000	$0.01	7.0	$71,250

As of September 27, 2008, there was no unrecognized compensation costs related to options.

Summary of Warrant Activity

In estimating the fair value of warrants, the Company uses the Black Scholes option pricing model. The Company uses the quoted market price of common stock as determined in the most active market for stock awards; future volatility is estimated based on historical volatility of its common stock; and the Company uses the contractual term of the warrant. In computing the fair value of warrants issued in the nine months ended September 27, 2008, the Company used the following assumptions:

Risk-free interest rate	2.81%
Dividend yield	0
Expected volatility	107%
Contractual term (in years)	3

In connection with a Separation Agreement (the “Agreement”) dated January 24, 2008 with Brian Lesperance, the Company’s former President and Chief Executive Officer, on February 23, 2008 the Company issued to Mr. Lesperance a warrant (the “Warrant”) to purchase an aggregate of 500,000 shares of the Company’s common stock, exercisable in whole or in part for three (3) years after the date of grant at an exercise price of $0.55 per share (subject to adjustment in the event of stock splits, stock dividends and other similar events affecting Company’s common stock). The Company estimated the fair value of the warrant to be $266,304 which is included in Selling, General and Administration expense in the nine months ended September 27, 2008.

The following table summarizes the warrant activity in the nine months ended September 27, 2008:

	Shares	Weighted average exercise price
Warrants outstanding at December 31, 2007	8,754,736	$0.36
Granted	500,000	0.55
Exercised	—	—
Lapsed/forfeited	—	—

Warrants outstanding at September 27, 2008	9,254,736	$0.37

Warrants exercisable at September 27, 2008	9,254,736	$0.37

Weighted average years remaining		3.7

The following table summarizes the status of the Company’s aggregate warrants as of September 27, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price
$0.55	500,000	$0.55	2.4	500,000	$0.55
$0.50	3,060,000	$0.50	4.2	3,060,000	$0.50
$0.40	2,500,000	$0.40	4.2	2,500,000	$0.40
$0.20	2,894,736	$0.20	3.0	2,894,736	$0.20
$0.01	300,000	$0.01	2.5	300,000	$0.01

Total Shares	9,254,736	$0.37	3.7	9,254,736	$0.37

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the financial statements and the related notes contained herein. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and as set forth in Part I, Item 1A of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business.”

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

On July 25, 2008, Medical Solutions Management Inc. entered into an Asset Purchase Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Andover Medical, Inc., a Delaware corporation (“Andover”) and Certified Diabetics Services, Inc., a Delaware corporation (“CDIP”) pursuant to which Medical Solutions Management Inc. will acquire substantially all of the assets of Andover and CDIP, including Andover’s and CDIP’s subsidiaries, in exchange for shares of our common stock and preferred stock. As a result, the percentage of beneficial ownership of our common stock owned by each of the parties shall be as follows: (i) CDIP shareholders will own forty-five (45%) percent of our outstanding common stock, (ii) our existing shareholders will own twenty (20%) percent of our outstanding common stock, and (iii) Andover shareholders will own thirty-five (35%) percent of our outstanding common stock (calculated on an as-converted basis, inclusive of common stock, preferred stock and convertible debentures, but exclusive of options and warrants which will be assumed by us). The closing of the proposed transactions is conditioned upon and subject to respective shareholder approval, the effectiveness of a registration statement covering the shares of our common stock and preferred stock to be issued, all third-party consents and waivers being obtained, no material adverse change having occurred with respect to any of the three parties to the Reorganization Agreement, and other customary closing conditions. The transactions contemplated by the Reorganization Agreement have not been consummated, and we can provide no assurances as to when the transactions will be completed.

The discussion below focuses upon Medical Solutions Management Inc.’s and Ortho Supply Management, Inc.’s financial condition, results of operations and liquidity and capital resources for the three and nine months ended September 27, 2008 and September 29, 2007. The terms “Company,” “we,” “us” or “our” refer to Medical Solutions Management Inc. and OrthoSupply Management, Inc. collectively.

Results of Operations

We operate our business on a calendar year basis, consisting of four thirteen week quarters with the last month in each quarter being five weeks and with our fiscal year ending on December 31.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Revenue. Set forth below are our net revenues.

	Three Months Ended		Increase (Decrease)	% Increase (Decrease)
	September 27, 2008	September 29, 2007
Sales of Medical Products	$642,446	$523,108	$119,338	22.8
Service Revenue	301,737	536,423	(234,686)	(43.7)

Total Revenue	$944,183	$1,059,531	$115,348	(10.9)

Revenue decreased overall in the three months ended September 27, 2008 compared to the three months ended September 29, 2007 primarily due to the decrease in service revenue arising from reduced collections from the pharmaceutical claims. The number clinics under agreement in the third quarter 2008 stayed relatively flat between the third quarter 2007 and that of 2008. Clinics gained within the three months ended September 27, 2008 were offset by clinics lost within this same period as seven clinics were added while six were lost. Product revenue increased from $523,108 in the third quarter of 2007 to $642,446 in the third quarter of 2008 due to higher producing clinics under agreement. Service revenue decreased from $536,423 in the third quarter of 2007 to $301,737 in the third quarter of 2008 mainly due to the decrease in collections on the pharmaceutical claims. Increases in both billing and collection revenue and service revenue slightly offset the decrease in revenue from the collections on pharmaceutical claims. Billing and collection revenue increased from $43,784 in the third quarter of 2007 to $80,809 in the third quarter of 2008. Service revenue of increased from $92,257 in the third quarter of 2007 to $102,020 in the third quarter of 2008 due to new clinics requiring on-site personnel.

Cost of Revenue. Set forth below are our cost of revenue.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Cost of Medical Products	$436,528	67.9	$395,401	75.6	$41,127	10.4
Cost of Services	381,381	126.4	392,171	73.1	(10,790)	(2.7)

Costs of Revenue	$817,909	86.6	$787,572	74.3	$30,337	3.8

Cost of revenue increased in the third quarter 2008 primarily due to higher revenue from the operating clinics over the comparative period in 2007. Cost of medical products as a percentage of revenue was lower than the comparative period in 2007 due to product mix and continued negotiations with our suppliers. Cost of services increased as a percentage of service revenue due to an increase in personnel expenses of $334,045 for the third quarter of 2008 compared to $251,609 for the third quarter of 2007.

Selling, General and Administrative Expenses. Set forth below are the selling, general and administrative expenses.

	Three Months Ended				Increase (Decrease)	% Increase (Decrease)
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Salaries and benefits	$286,017	30.3	$378,790	35.8	$(92,773)	(24.5)
Legal, consulting and insurance	720,459	76.3	363,514	34.3	356,945	98.2
All other	635,401	67.2	508,195	48.0	127,206	25.0

Selling, General and Administrative Expenses	$1,641,877	173.8	$1,250,499	118.1	$391,378	31.3

Salaries and Benefits Expense.

Salaries and benefits expense decreased during the third quarter 2008 due to a decrease in sales and administrative staff. Total employees for these two departments for the three months ended September 27, 2008 were 9 compared to 11 in the comparative period in 2007. We expect to add additional sales and service support staff as we expand our operation.

Legal, Consulting and Insurance Expenses.

Legal expenses were $661,852 for the three months ended September 27, 2008, compared to $219,695 for the comparative period in 2007. The legal expenses incurred in the three months ended September 27, 2008 are primarily related to the filing of a registration statement, securing new financing and expenses related to the reorganization agreement, further described below. This compares to costs incurred in 2007 related to services rendered to secure additional financing, review of our periodic filings, as well as general counsel services. Consulting expenses were $23,288 for the three months ended September 27, 2008 compared to $101,464 in the three month period ended September 29, 2007, which included services to obtain financing, marketing, and strategic services related to potential acquisitions and partnerships. Insurance costs were $35,319 for the three months ended September 27, 2008, compared to $44,356 in the comparative period in 2007 primarily due to the allocation of costs over an extended period of time in 2008 compared to that in 2007.

All Other Expenses.

Other significant operating expenses that comprise the increase in Other Expenses include personnel fees related to temporary staffing of $91,709, or an increase of $33,428 compared to the three months ended September 29, 2007; doubtful allowance expense of $158,980, or an increase of $142,672 compared to the three months ended September 29, 2007; marketing program expenses of $1,646, or an decrease of $15,874; recruitment expense of $500, or a decrease of $24,165; telephone and data expense of $13,135, or a decrease of $3,783; software and IT support of $10,295, or a decrease of $38,852; billing services fees of $55,356, or a decrease of $16,189; and bad debt expense related to uncollectible stock and bill claims of $19,140, compared to none for the same period in 2007.

Other Income (Expense)

        For the three months ended September 27, 2008, interest expense was $302,609 compared to $199,917 for the same period in 2007. The increased expense is a direct result of additional debt instruments outstanding during the three months ended September 27, 2008 compared to the same period in 2007. In the three months ended September 27, 2008 we recognized a debt extinguishment loss as a result of the exchange of convertible notes payable, advances payable and accrued interest for our Series D Preferred Stock on July 30, 2008, of $247,339. In the three months ended September 29, 2007, we recognized a debt extinguishment loss as a result of our entry into a Warrant and Debenture Amendment Agreement on July 10, 2007, of $112,513,239. In exchange for $2,100,000 in cash from Vicis Capital Master Fund (“Vicis”), pursuant to a Warrant and Debenture Amendment Agreement, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 through $.345 down to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 through $0.30 down to $0.10, as well as to eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,161,088 to 30,500,000 shares. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants held by certain other holders from $0.345 from $1.00 down to $0.20. Interest expense in relation to the discount on the convertible notes and amortization of the debt issuance costs were $106,523 for the three months ending September 29, 2007.

Net Loss. Set forth below is our Net loss.

	Three Months Ended				Decrease	% Decrease
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Net Loss	$(2,061,286)	(218.3)	$(113,686,250)	(10,729.9)	$111,624,964	98.2

The net loss for the three months ended September 27, 2008 was attributable to interest expense and the related expenses surrounding merger transaction and filing of a registration statement. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and lower than anticipated revenue to support such costs. We continue to evaluate our operational costs to increase our efficiencies internally as our operation continues to grow. The net loss for the three months ended September 29, 2007 was primarily attributable to non-cash charges for debt extinguishment loss in conjunction with debt modification and the change in estimated fair value of warrants in relation to the Warrant and Debenture Amendment Agreement entered into on July 10, 2007, of $103,246,060 and $9,267,179 respectively. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Revenue. Set forth below are our net revenues.

	Nine Months Ended		Increase	% Increase
	September 27, 2008	September 29, 2007
Sales of Medical Products	$2,099,035	$1,627,829	$471,206	28.9
Service Revenue	1,253,011	947,721	305,290	32.2

Total Revenue	$3,352,046	$2,575,550	$776,496	30.1

Revenue from medical products increased in the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007 primarily due to the increase in the number of clinics under agreement for most of the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007. Expansion into new regions throughout the United States has been the driving factor for the increase in clinics as we continue to grow our operations. Service revenue increased due to the increase in the number of clinics resulting in the increase of billing and collection revenue to $186,602 in the nine months ended September 27, 2008 from $96,989 in the nine months ended September 29, 2007, plus additional revenue from physician extenders of $330,007, an increase of $111,636 over the comparable period in 2007. Additional service revenue of $708,764 in the nine months ended September 27, 2008 compared to $632,362 in the nine months ended September 29, 2007 from the collections on pharmaceutical claims also attributed to the overall increase in service revenue.

Cost of Revenue. Set forth below are the cost of revenue.

	Nine Months Ended				Increase	% Increase
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Cost of Medical Products	$1,424,401	67.8	$1,111,927	68.3	$312,474	28.1
Cost of services	1,351,191	107.8	806,677	85.1	544,514	67.5

Costs of Products and Services	$2,775,592	82.8	$1,918,604	74.5	$856,988	44.6

Cost of revenue increased in the nine months ended September 27, 2008 primarily due to higher revenue from the increase in the number of operating clinics, 56, compared to 52 for the same period in 2007. Cost of medical products sales decreased in the nine months ended September 27, 2008 as a percentage of revenue over the comparative period in 2007 due to product mix and continued negotiations with our suppliers. Cost of services revenue increased significantly as a percentage of revenue over the comparative period in 2007 mainly due to the additional service personnel, both on and off-site, required provide the current menu of services to our customers.

Selling, General and Administrative Expenses. Set forth below are our selling, general and administrative expenses.

	Nine Months Ended				Increase (Decrease)	% Increase (Decrease)
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Salaries and benefits	$1,443,273	43.0	$1,231,574	47.8	$211,699	17.2
Legal, consulting and insurance	1,108,119	33.0	862,000	33.5	246,119	28.5
All other	1,922,434	57.4	1,447,966	56.2	474,468	32.8

Selling, General and Administrative Expenses	$4,473,826	133.4	$3,541,540	137.5	$932,286	26.3

Salaries and Benefits Expense.

Salaries and benefits expense increased primarily due to the severance agreement related to the departure of our President and Chief Executive Officer, Brian Lesperance, during the first quarter of 2008. Total employees for the nine months ended September 27, 2008 were 33, compared to 37 for the comparative period in 2007. We expect to continue to add additional sales and service support staff as we expand our operations.

Legal, Consulting and Insurance Expenses.

Legal expense was $886,281 and consulting expense was $132,048 for the nine months ended September 27, 2008 compared to $457,579 and $277,111 respectively for the comparative period in the nine months ended September 29, 2007. The expenses incurred in the nine months ended September 27, 2008, as well as the nine months ended September 29, 2007, are primarily related to services rendered to secure additional financing, review of our periodic and other filings, as well as general counsel services. Additional legal expense incurred for the nine months ended September 27, 2008 were related to the filing and preparation of a registration statement and expenses related to the reorganization agreement. Consulting expenses are lower for the nine months ended September 27, 2008 due to the absence of specific independent contractor arrangements compared to the nine months ended September 29, 2007. Insurance costs were $89,790 for the nine months ended September 27, 2008 compared to $127,331 in the comparative period in 2007 due to the allocation of costs over an extended period of time in 2008 compared to that in 2007.

All Other Expenses.

Expense of $266,304 was recognized in the nine months ended September 27, 2008 related to the fair value of warrants issued to Brian Lesperance as part of the separation agreement between Mr. Lesperance and the Company. Other expenses for the nine months ended September 27, 2008 include office supplies, printing and postage expenses of $161,990, or an increase of $13,859 from the nine months ended September 29, 2007; software and IT support of $43,658, or a decrease of $60,567; accounting and audit fees of $166,446, or an increase of $37,710; recruitment expenses of $2,500, or a decrease of $77,388; billing service charges of $214,953, or an increase of $42,230; personnel services of $279,868, or an increase of $220,219 due to an increase of our temporary personnel compared to direct labor; telephone and data communications expense of $46,677, or a decrease of $9,469; bad debt expense of $140,124 compared to none in the comparative period in 2007 for uncollectible pharmaceutical and stock and bill claims; doubtful allowance reserve expense of $267,055, or an increase of $199,795; rent expense of $60,577, or an increase of $30,849 due to additional office space leased beginning in the fourth quarter of 2007; and bank charges of $19,079 or an increase of $13,809 due to increased usage of lockbox accounts. The increase in expenses over the comparable nine month period reflects the increase in personnel support costs, higher sales volume and other expenses required to support a growing operation.

Other Income (Expense)

For the nine months ended September 27, 2008, interest expense was $1,040,711 compared to $629,548 for the same period in 2007. The increased expense is a direct result of additional debt instruments in place during the nine months ended September 27, 2008 compared to the same period in 2007. In the nine months ended September 27, 2008 we recognized a debt extinguishment loss as a result of the exchange of convertible notes payable, advances payable and accrued interest for our Series D Preferred Stock on July 30, 2008, of $247,339. In the nine months ended September 29, 2007, we recognized revolving line of credit financing expense of approximately $21,500,000 and approximately $8,700,000 of note extension expense. In the nine months ended September 29, 2007, we recognized a debt extinguishment loss as a result of the Company’s entry into a Warrant and Debenture Amendment Agreement on July 10, 2007, of $112,513,239. In exchange for $2,100,000 in cash from Vicis, we agreed to reduce the warrant exercise price of the outstanding warrants issued to Vicis from ranging from $2.00 through $.345 down to $0.01 and to reduce the conversion price of the outstanding debentures issued to Vicis (with a face value of $3,050,000) ranging from $0.207016 through $0.30 down to $0.10, as well as to eliminate certain exercise limitations provisions. The reduction in the conversion price had the effect of increasing the number of common shares into which the debentures can be converted from 13,161,088 to 30,500,000 shares. The Warrant and Debenture Amendment Agreement also provides for the reduction of the warrant exercise price of the outstanding warrants held by certain other holders from $0.345 from $1.00 down to $0.20. Interest expense in relation to the discount on the convertible notes and amortization of the debt issuance costs were $106,523 for the three months ending September 29, 2007.

Net Loss. Set forth below is our net loss.

	Nine Months Ended				Decrease	% Decrease
	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue
Net Loss	$(5,182,531)	(154.6)	$(146,194,471)	(5,676.2)	$141,011,940	96.5

        Approximately one-third of the net loss for the nine months ended September 27, 2008 was attributable to interest expense, debt extinguishment loss and the cash and non-cash charges in relation to the separation agreement with Brian Lesperance. Operationally, our loss was driven mainly from selling, general and administrative costs incurred to continue to grow revenue and support our operations. We continue to invest in additional service support personnel to drive additional revenue growth in the future.

Liquidity and Capital Resources

During the nine months ended September 27, 2008, cash used in operating activities was $5,067,386, compared to $5,914,296 in the comparative period in 2007. Financing activities, including advances from Vicis totaling $2,260,205 and the offering of our Series D Preferred Stock, offset the overall net decrease in cash to $113,723. As of September 27, 2008, we had $8,103,070 in total assets, compared to $6,375,354 as of December 31, 2007. Total liabilities at the end of the period were $8,104,703 compared to $ 9,161,707 as of December 31, 2007.

Off Balance Sheet Arrangements

We do not have any off - balance sheet arrangements that have or are reasonably likely to have a material impact of our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President and Controller (our principal executive officer and principal accounting and financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Interim Chief Executive Officer and Vice President and Controller concluded as of September 27, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Internal Control over Financial Reporting.

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below in conjunction with the factors discussed under the heading, “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-KSB. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of the these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing the Company.

The expenditure of resources and time related to the pending completion of the reorganization agreement with Andover Medical, Inc. and Certified Diabetic Services, Inc. may cause us to incur substantial expenses.

We are spending substantial resources and time in support of our pending strategic reorganization agreement with Andover Medical, Inc. and Certified Diabetic Services, Inc. This raises numerous risks for our Company. The combined reorganization of Andover Medical, Inc., Certified Diabetic Services, Inc. and us is a fundamental change, and employees may become distracted from normal operational duties because of the changes or fear of changes associated with such a transaction. While management continues to focus on its business results as an independent company, diverted time and attention prior to closing the reorganization agreement could impact business focus and ultimately our results. In addition, litigation is always a risk when strategic deals are pending. If the reorganization agreement were to fail to close, we would have substantial additional expenses to cover and would not have received the benefit of the transaction. Finally, if the reorganization agreement were to close, current business partners may request to change terms or could cancel their business dealings with us in response to our new ownership and affiliation.

We have issued and are able to issue additional shares of preferred stock with rights superior to those of holders of our common stock. Such issuances can dilute the tangible net book value of shares of our common stock.

Our amended and restated articles of incorporation authorize the issuance of 5,000,000 shares of “blank check” preferred stock. Pursuant to our amended and restated articles of incorporation, our board of directors is authorized to issue, without shareholder approval, our “blank check” preferred stock with dividend, liquidation, redemption, voting and other rights that may be superior to the rights of holders of our common stock, at a purchase price then approved by our board of directors, which purchase price may be substantially lower than the market price of shares of our common stock. On July 29, 2008 our board designated 789,906 shares of our preferred stock as Series D Convertible Preferred Stock and on July 30, 2008, issued to Vicis 300,000 shares of Series D Convertible Preferred Stock for gross cash proceeds of $3,000,000 and issued to Vicis 498,906 shares of Series D Convertible Preferred Stock in exchange for convertible notes payable, advances payable and accrued interest totaling $4,989,062. As of September 27, 2008, we had 789,906 shares of our Series D Convertible Preferred Stock issued and outstanding, which, in the aggregate, converts into 7,989,062 shares of our common stock.

The holders of our Series D Preferred Stock have the ability to exercise substantial control over our affairs and corporate actions. Specifically, as long as fifty (50%) of the shares of the Series D Preferred Stock are outstanding, the holders of a majority of the shares of the Series D Preferred Stock are entitled to elect and nominate four (4) members to our board of directors. In addition, as long as twenty percent (20%) of the shares of Series D Preferred Stock are outstanding, we may not, without the prior approval of the holders of the Series D Preferred Stock, take the following actions:

•	Amend or restate our articles of incorporation in a manner adverse to the holders of the Series D Preferred Stock;

•	Alter or change the voting preferences of our Series D Preferred Stock;

•	Increase the authorized number of preferred stock;

•	Redeem, purchase or otherwise acquire shares of junior or pari passu with the Series D Preferred Stock;

•	Declare or make any dividends with respect to any stock junior to the Series D Preferred Stock; and

•	Authorize or create any class senior to the Series D Preferred Stock.

This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2008, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Vicis, one of our largest stockholders. Pursuant to the Purchase Agreement, Vicis purchased 300,000 shares of our Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), convertible into 30,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”) for a cash purchase price of $3,000,000 and Vicis tendered, delivered and forgave certain Existing Debts (as defined in the Purchase Agreement), in exchange for 498,906 shares of Series D Preferred Stock, convertible into 49,890,600 shares of Common Stock. The shares of the Series D Convertible Preferred Stock are convertible at the option of the holder, without payment of additional consideration and subject to certain beneficial ownership limitations set forth in the Certificate of Designations. The Company relied upon Rule 506 of Regulation D of the Securities Act of 1933, as amended, for the issuance of the shares of the Series D Convertible Preferred Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

        On June 26, 2006, the Company issued to Vicis Capital Master Fund a Senior Secured Convertible Note (“2006 Note”) in aggregate the principal amount of $2,000,000. The entire principal amount of the 2006 Note was payable on its maturity date of June 28, 2008, subject to its earlier conversion, acceleration or redemption. However, the 2006 Note was not paid as of June 26, 2008 and has not yet been repaid. Vicis Capital Master Fund has not requested repayment of the 2006 Note and has not notified the Company of an event of default. Currently, the Company is working with Vicis Capital Master Fund for an extension of the 2006 Note. At the option of the Company, interest payable upon conversion of all or a portion of the converted principal amount may be settled either in cash or in registered common stock (at a conversion price equal to the then current debt conversion price). Interest is payable, in cash, at maturity and accrues at 6% per annum. The total principal amount of the default is $2,000,000 and the total arrearage on the 2006 Note as of November 11, 2008 is approximately $314,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 15, 2008)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Certificate of Designations for Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on July 29, 2008.

10.1	Asset Purchase Agreement and Plan of Reorganization dated as of July 25, 2008 by and among Medical Solutions Management Inc., Andover Medical, Inc. and Certified Diabetic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 31, 2008)

10.2	Securities Purchase Agreement dated as of July 30, 2008 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 31, 2008)

10.3	Side Letter Agreement dated as of July 30, 2008 by and among Medical Solutions Management Inc., Vicis Capital Master Fund and Midtown Capital Partners and Co. LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 31, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting and Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MEDICAL SOLUTIONS MANAGEMENT INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL SOLUTIONS MANAGEMENT INC.

Date: November 14, 2008	By:	/s/ Lowell M. Fisher
Lowell M. Fisher
Interim Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

The following in an index of the exhibits included in this report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed on April 16, 2007)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 15, 2008)

3.3	Amended and Restated Bylaws of the Registrant (incorporated in reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed on April 16, 2007)

4.1	Certificate of Designations for Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on July 29, 2008.

10.1	Asset Purchase Agreement and Plan of Reorganization dated as of July 25, 2008 by and among Medical Solutions Management Inc., Andover Medical, Inc. and Certified Diabetic Services, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 31, 2008)

10.2	Securities Purchase Agreement dated as of July 30, 2008 by and between Medical Solutions Management Inc. and Vicis Capital Master Fund (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on July 31, 2008)

10.3	Side Letter Agreement dated as of July 30, 2008 by and among Medical Solutions Management Inc., Vicis Capital Master Fund and Midtown Capital Partners and Co. LLC (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on July 31, 2008)

31.1	Certification of Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting and Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.